Form 10-Q
period 1996-09-30
APPAREL VENTURES INC
filed 1996-10-29
CIK 925866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM  10 - Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

       For the transition period from   ________ to ________


       Commission file number 33-80570


                             APPAREL VENTURES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                  DELAWARE                                95 - 4475766
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


       204 West Rosecrans, Gardena, California                90248
       ----------------------------------------            ----------
       (Address of principal executive offices)            (Zip Code)

                                (310) 538 - 4980
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                         No
             -----                          -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       AT OCTOBER 29, 1996, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                     INDEX


                                                                           Page
                                                                         ---------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of September 30, 1996 (Unaudited)
              and June 30, 1996.                                                3

         Consolidated Statement of Operations for the Three Months ended
              September 30, 1996 and 1995 (Unaudited).                          4

         Consolidated Statement of Cash Flows for the Three Months ended
              September 30, 1996 and 1995 (Unaudited).                          5

         Notes to Consolidated Financial Statements (Unaudited).                6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION.                               9


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                    11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K                                   11

SIGNATURE                                                                      11

EXHIBIT INDEX                                                                  12

PART  I  -  FINANCIAL INFORMATION
ITEM  1  -  FINANCIAL STATEMENTS

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                  A S S E T S

                                                SEPTEMBER 30,
                                                    1996            JUNE 30,
                                                (Unaudited)           1996
                                               --------------    --------------
CURRENT ASSETS
   Cash                                           $1,504,000       $   244,000
   Due from factor                                 3,785,000        15,809,000
   Accounts receivable, net of
      allowance for doubtful accounts and
      discounts of $438,000 and $425,000           1,086,000         2,528,000
   Inventories                                    12,441,000         7,684,000
   Deferred charges                                1,960,000         1,960,000
   Deferred income taxes                           2,549,000           999,000
   Prepaid expenses                                  373,000           227,000
                                               --------------    --------------

        Total current assets                      23,698,000        29,451,000
                                               --------------    --------------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization       4,670,000         4,810,000

OTHER ASSETS
   Goodwill and organizational costs              12,680,000        12,764,000
   Deferred loan costs                             1,981,000         2,110,000
   Deferred income taxes                           2,368,000         2,368,000
   Other                                             522,000           546,000
                                               --------------    --------------

                                                 $45,919,000       $52,049,000
                                               ==============    ==============

            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Line of credit                              $                 $  4,144,000
   Accounts payable                               4,189,000         1,500,000
   Accrued interest and other                     3,181,000         4,458,000
   Current portion of notes payable                  85,000           128,000
                                              --------------    --------------

        Total current liabilities                 7,455,000        10,230,000
                                              --------------    --------------

SENIOR NOTES PAYABLE                             35,483,000        35,459,000

NOTE PAYABLE TO BANK                              2,450,000         2,450,000

NOTES PAYABLE, net of current portion              91,000           109,000

COMMITMENTS

STOCKHOLDER'S EQUITY
   Common stock $.01 par value, 10,000
       shares authorized, 1,000 shares
       issued and outstanding                         1,000             1,000
   Additional paid - in capital                  11,053,000        11,053,000
   Due from parent                                  (15,000)          (15,000)
   Cumulative translation adjustment                (48,000)          (48,000)
   Accumulated deficit                          (10,551,000)       (7,190,000)
                                              --------------    --------------
                                                    440,000         3,801,000
                                              --------------    --------------

                                                $45,919,000       $52,049,000
                                              ==============    ==============

                See notes to consolidated financial statements.

                            APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                  (Unaudited)


                                                     1996              1995
                                               --------------    --------------
NET SALES                                         $3,356,000        $8,283,000

COST OF SALES                                      2,687,000         7,713,000
                                               --------------    --------------

        Gross profit                                 669,000           570,000

OPERATING EXPENSES
   Design                                            649,000           686,000
   Selling                                         1,006,000         1,168,000
   Shipping                                          288,000           349,000
   General and administrative                      2,132,000         2,094,000
                                               --------------    --------------
                                                   4,075,000         4,297,000
                                               --------------    --------------

        Loss from operations                      (3,406,000)       (3,727,000)
                                               --------------    --------------

OTHER (EXPENSE) INCOME
   Interest expense, including
   amortization of deferred
       loan costs of $130,000 and $153,000        (1,353,000)       (1,770,000)
   Interest income                                     5,000             3,000
   Royalty income                                     43,000            77,000
   Miscellaneous                                    (199,000)           22,000
                                               --------------    --------------
                                                  (1,504,000)       (1,668,000)
                                               --------------    --------------

LOSS BEFORE INCOME TAXES                          (4,910,000)       (5,395,000)

INCOME TAX BENEFIT                                 1,550,000         1,931,000
                                               --------------    --------------

NET LOSS                                         ($3,360,000)      ($3,464,000)
                                               ==============    ==============



                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                  (Unaudited)



                                                          1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES                ---------------     --------------
   Net loss                                            ($3,360,000)       ($3,464,000)
   Depreciation and amortization                           470,000            510,000
   Other                                                    (5,000)            30,000
   Changes in assets and liabilities
        Due from factor                                 12,024,000          4,523,000
        Accounts receivable, net                         1,442,000            683,000
        Inventories                                     (4,757,000)         1,673,000
        Deferred income tax benefits                    (1,550,000)        (1,931,000)
        Prepaid expenses and other assets                 (122,000)          (358,000)
        Accounts payable                                 2,689,000         (1,618,000)
        Accrued expenses                                (1,277,000)        (1,747,000)
                                                    ---------------     --------------
   Net cash provided (used) by operating activities      5,554,000         (1,699,000)
                                                    ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                 (113,000)          (158,000)
                                                    ---------------     --------------
   Net cash used by investing activities                  (113,000)          (158,000)
                                                    ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit                          (4,144,000)          (437,000)
   Borrowing under (repayment of) notes payable            (37,000)           104,000
   Borrowing from officer, net                                 --           2,075,000
                                                    ---------------     --------------
   Net cash provided (used) by financing activities     (4,181,000)         1,742,000
                                                    ---------------     --------------


NET INCREASE (DECREASE) IN CASH                          1,260,000           (115,000)

CASH, beginning of period                                  244,000            207,000
                                                    ---------------     --------------

CASH, end of period                                     $1,504,000            $92,000
                                                    ===============     ===============

                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996  AND  1995
                                  (Unaudited)


NOTE  1  -  BASIS OF PRESENTATION

      In the opinion of management the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the changes in financial position, results of operations and cash flows for the interim periods reported.

      The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

      The accompanying financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10 - K filing for the fiscal year ended June 30, 1996.

COMPANY BACKGROUND - Apparel Ventures, Inc. (the "Company") is a wholly owned subsidiary of AVI Holdings, Inc. The Company was incorporated in Delaware under the name of AVI Acquisition Co. effective April 20, 1994 and concurrent with a series of transactions on May 23, 1994, changed its name to Apparel Ventures, Inc.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its 79% - owned Portuguese subsidiary, Apparel Ventures Europa-Textil, LDA. Significant intercompany accounts and transactions are eliminated in consolidation.

NATURE OF BUSINESS - The Company is headquartered in Gardena, California and designs, manufactures and markets branded women's swimwear. The Company offers ten proprietary lines catering to the Junior and Missy categories, distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

TRANSLATION OF FOREIGN CURRENCIES - Cumulative translation adjustments, which arise from consolidating Portuguese operations, are included in stockholder's equity.


NOTE  2  -  INVENTORIES

      Inventories consist of the following:

                                 September 30,     June 30,
                                     1996            1996
                                 ------------     -----------
        Piece goods and trim      $5,664,000      $3,769,000
        Work-in-process            2,864,000         836,000
        Finished goods             3,913,000       3,079,000
                                 ------------     -----------

                                 $12,441,000      $7,684,000
                                 ============     ===========

NOTE 3 - LINE OF CREDIT

    The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through May 23, 1999. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable, plus a seasonal overadvance of $2.5 million during September and increasing to $4.5 million from October to March 15, of each year, the amount of which is tied to bookings. Interest on base borrowings is charged at the bank's prime rate plus 1/2%, while interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%. The Credit Facility is collateralized by receivables, finished goods inventories, and general intangibles.

    The credit agreement includes a $2,450,000 term loan due December 5, 1998. Interest on the term loan is payable monthly at the bank's prime rate. The term loan is collateralized by receivables, finished goods inventories, and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

    The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. The Company was in compliance with these covenants for the quarter ended September 30, 1996.


NOTE 4 - SENIOR NOTES PAYABLE

    On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of September 30, 1996 there is $36.0 million principal amount of bonds outstanding net of $517,000 in unamortized discount.

    The Company may redeem the Senior Notes, subject to a premium for redemption, after December 31, 1998. The Senior Notes contain certain restrictions requiring the Company to offer to redeem the Senior Notes including a premium for redemption, in the event of a change in control of the Company.

    The indenture governing the Senior Notes contains customary covenants regarding maintaining specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1996 the Company failed to meet the fixed charge coverage ratio covenant required by the indenture. The bondholders agreed to waive the violation and forego their right to require redemption of 10% of the bonds. As part of this agreement with the Company, the bondholders received stock warrants allowing them to purchase an additional 5% of the outstanding shares of the Parent company's common stock at $0.01 per share. The fair value of the warrants is estimated between $100,000 and $200,000. Although the value of the warrants has not been recorded by the Company, management is of the opinion that the effect of the transaction would not be significant to the Company's operating results or financial position.

    The fair value of the senior notes payable is determined based on the estimated current rates available to the Company for debt of similar maturities and terms. The fair value of senior notes payable as of September 30, 1996 is estimated to be between $37.5 million and $39.5 million.


NOTE 5 - COMMITMENT - PARENT COMPANY CAPITAL STRUCTURE

    In connection with the acquisition of the Company, AVI Holdings, Inc. (the "Parent") issued $10 million of Subordinated Senior Notes, $3.8 million of Subordinated Junior Notes, $300,000 of common stock, $1.7 million of Class A Preferred Stock, $1.7 million of Class B Preferred Stock and $1.0 million of Class C Stock. A Subordinated Junior Note in the amount of $650,000 was immediately repaid in full for $350,000. Since the Company is a wholly - owned subsidiary of the Parent and is the sole operating unit of the consolidated entity, the Company is the sole source of any cash to be paid by the parent on such securities in the form of interest, dividends or principal repayments.
The cash required by the Parent to make these payments will be provided by dividends or cash advances by the Company. While the Parent company's debt service requirements will be funded by the Company, the debt of the Parent is not reflected in the balance sheet of the Company since the Company has not guaranteed, pledged assets as security for, or have plans, intentions, or a requirement to directly assume or repay the Parent company's organizational obligations.

    On December 5, 1995, in order for the Company to obtain waivers of certain defaults from the Senior Note holders, the Parent authorized the issuance of 6,450 shares of Class D Preferred Stock and issued to certain subscribers 4,000 shares of Class D Preferred Stock for cash consideration of $4.0 million. Such proceeds were then contributed by the Parent to the Company.

    The $10.0 million Senior Subordinated Notes issued by the Parent bear interest at 12% and require semi-annual interest payments on April 30 and October 31 each year, commencing October 31, 1994. The notes are due on April 30, 2004. The remaining $3.15 million Junior Subordinated Notes bear interest at 10.78% and require semi-annual interest payments on the 150th day following the second and fourth quarter of each fiscal year, commencing with the second fiscal quarter ended December 31, 1994. The notes are due in equal annual installments on June 30, 2002, 2003 and 2004. In the aggregate, annual debt service requirements for each of the next 5 years is $1,540,000.

    The Company has not met the fixed charge ratio requirement and therefore is precluded under its bond indenture from making any advances to the Parent for its payment obligation. However, the Parent has satisfied these payment obligations by issuing promissory notes (bearing interest at the default rate) in the amounts of the interest due.

    All classes of preferred stock of the Parent are 6% cumulative shares. The dividends shall be paid, at the option of the Board of Directors, in the form of cash or preferred stock, payable November 1 of each year. The payment of cash dividends shall be restricted if such payment would result, directly or indirectly, in a default under any obligation of the Company. The preferred shares may be redeemed at any time for $1,000 per share plus accrued but unpaid dividends. All shares not previously redeemed shall be redeemed by payment of cash of $1,000 per share plus all accrued and unpaid dividends on September 30, 2004.


NOTE 6 - FINANCIAL INSTRUMENTS

    Statements of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of the fair market value of financial instruments for which it is practicable to estimate fair value. The Company's financial instruments include cash, receivables, accounts payable, line of credit, notes payable, and senior notes payable. The Company considers the carrying amounts of all financial instruments except for senior notes payable to approximate their fair value. The estimated fair value of senior notes payable is indicated in Note 4.

PART  I  -  FINANCIAL INFORMATION

                            APPAREL VENTURES,  INC.

ITEM  2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three months ended September 30, 1996 and 1995.

                                                Three Months Ended September 30,
                                     ------------------------------------------------------
                                              1996        %                1995       %
                                     --------------   ----------    ------------  ---------
NET SALES                               $3,356,000        100.0%     $8,283,000      100.0%

COST OF SALES                            2,687,000         80.1%      7,713,000       93.1%
                                     --------------                 ------------

          Gross profit                     669,000         19.9%        570,000        6.9%

OPERATING EXPENSES
     Design                                649,000                      686,000
     Selling                             1,006,000                    1,168,000
     Shipping                              288,000                      349,000
     General and administrative          2,132,000                    2,094,000
                                     --------------                 ------------
                                         4,075,000        121.4%      4,297,000       51.9%
                                     --------------                 ------------

          Loss from operations          (3,406,000)      -101.5%     (3,727,000)     -45.0%

OTHER (EXPENSE) INCOME
     Interest expense                   (1,353,000)                  (1,770,000)
     Interest income                         5,000                        3,000
     Royalty income                         43,000                       77,000
     Miscellaneous                        (199,000)                      22,000
                                     --------------                 ------------
                                        (1,504,000)       -44.8%     (1,668,000)     -20.1%
                                     --------------                 ------------

LOSS BEFORE INCOME TAXES                (4,910,000)      -146.3%     (5,395,000)     -65.1%

INCOME TAX BENEFIT                       1,550,000         46.2%      1,931,000       23.3%
                                     --------------                 ------------

NET LOSS                               ($3,360,000)      -100.1%    ($3,464,000)     -41.8%
                                     ==============                 ============


NET SALES

     Net sales for the first three months of fiscal 1997 decreased by $4.9 million as compared to the same period of fiscal 1996. This sales decrease was primarily due to a reduction in the sale of prior season merchandise; the direct result of lower finished goods inventory levels at season's end. During the comparable period in fiscal year 1996, the Company had sold $5.5 million or 448,000 units of prior season merchandise. Sales returns and allowances also decreased by $0.5 million primarily the result of the elimination of the "preview" line for the La Blanca label in the fourth quarter of fiscal 1996 and an improved performance of the brands in fiscal 1996. Sales of current season merchandise for the first three months of fiscal 1997 were comparable with the same period of fiscal 1996.

GROSS PROFIT

    Although net sales decreased significantly during the first quarter of fiscal 1997, gross profit was $0.1 million greater than the same period of fiscal 1996. This gross margin improvement is due to the significant decrease in sales of prior season merchandise (which are generally sold at or below cost), lower returns and allowances, and slightly higher gross profit margins on current season merchandise.

OPERATING EXPENSES

    Operating expenses decreased by $0.2 million or 5.3% which was the direct result of lower sales volume. In summation, advertising expense declined by $0.2 million; distribution expense declined by $0.1 million; and other costs increased slightly by $0.1 million. Operating expenses were 121.5% of net sales in the current fiscal quarter as compared to 51.9% of net sales in the same period of fiscal 1996. This increase in operating expense as a percentage of net sales was due to the significant decrease in net sales while operating expenses remained relatively constant.

OTHER EXPENSES

    Other expenses decreased $0.2 million or 10% due primarily to a reduction in interest expense of $0.4 million (as a result of improved liquidity of the Company at June 30, 1996), which was offset by a $0.2 million increase in other expenses primarily relating to the litigation settlement and related professional fees.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital requirements are seasonal, with peak needs arising near the end of the third quarter and the beginning of the fourth quarter of the fiscal year, primarily as a result of building inventories in the first and second quarters of the fiscal year to supply third and fourth quarter demand and the financing of accounts receivable in the fourth quarter of the fiscal year.

    During late fiscal 1995 and early 1996, the Company initiated several changes in executive personnel and instituted more comprehensive financial reporting and controls to improve the Company's performance. Taken as a whole, these initiatives have resulted in lower inventory levels, higher gross profit margins, reduced costs and greater financial liquidity than in fiscal 1995 and 1996.

    The Company does not have any mandatory long-term debt principal payment requirements until December 1998. Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the foreseeable future.

    At September 30, 1996, the net collateral availability under the line of credit was approximately $8,600,000.


SEASONALITY

    The Company's business is highly seasonal. In fiscal 1996, approximately 73% of the Company's gross sales were generated in the second half of its fiscal year. The Company expects this pattern to continue in its current and subsequent fiscal years. This seasonality and the relatively long times required to design and manufacture new products have led to the development of this standard selling cycle. The Company operates with a deficit in cash flow from operations (seasonal working capital requirements) for the first nine months of each fiscal year.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On June 27, 1995, The Sirena Apparel Group, Inc. ("Sirena") filed a Complaint in the Superior Court of the State of California against the Company and two of its employees. AVI subsequently filed a cross complaint against Sirena.

On September 22, 1996, the Company verbally agreed to an amicable settlement. The settlement included a cash payment by the Company to Sirena and certain purchase price concessions to be made to the Company by a foreign sewing contractor who is also party to the complaint. The settlement offer was formally signed and accepted by all parties on October 7, 1996. Management is of the opinion that the cash settlement will not significantly affect the Company's financial position, cash flow and results for the fiscal year 1997.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The Exhibits listed in the Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  APPAREL VENTURES, INC.



October 29, 1996                   /s/ WILLIAM F. SINGLETARY
--------------------              -----------------------------------
       Date
                                  William F. Singletary
                                  Chief Financial Officer
                                  (Duly authorized officer and
                                  principal financial and
                                  accounting officer)

                                 EXHIBIT INDEX


                                                                  Sequential
Exhibit No.             Description of Exhibit                     Page  No.
---------      -----------------------------------------------    ----------
    10.4       Amendment No. 5 to Loan and Security Agreement
               dated September 30, 1996 by and between Apparel
               Ventures, Inc. and Fleet Capital Corporation.         13

    27.1       Financial Data Schedule pursuant to Article 5 of
               Regulation S-X.