Form 10-Q
period 1996-12-31
APPAREL VENTURES INC
filed 1997-02-10
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _________________ to ___________________

                         Commission file number 33-80570


                             APPAREL VENTURES, INC.
      -------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


 DELAWARE                                                  95 - 4475766
 --------                                                  ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


204 WEST ROSECRANS, GARDENA, CALIFORNIA                       90248
(Address of principal executive offices)                    (Zip Code)

                                (310) 538 - 4980
                 -----------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   ----           ----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AT FEBRUARY 10, 1997, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX


                                                                                PAGE
                                                                                ----
PART  I.  FINANCIAL  INFORMATION


ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated  Balance  Sheet as of  December 31, 1996  (Unaudited)
               and June 30, 1996.                                                 3

          Consolidated Statement of Operations for the Three and  Six Months
               ended December 31, 1996 and 1995 (Unaudited).                      4

          Consolidated  Statement of  Cash Flows  for the  Six Months  ended
               December 31, 1996 and 1995 (Unaudited).                            5

          Notes to Consolidated Financial Statements (Unaudited).                 6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                   AND FINANCIAL CONDITION.                                       9



PART II.  OTHER  INFORMATION


ITEM 5.       OTHER INFORMATION                                                   12




SIGNATURE                                                                         12

PART  I  -  FINANCIAL INFORMATION
ITEM  1  -  FINANCIAL STATEMENTS

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                   A S S E T S

                                                                             DECEMBER 31,         JUNE 30,
                                                                                1996               1996
                                                                             ------------      ------------
CURRENT ASSETS
     Cash                                                                    $    123,000      $    244,000
     Due from factor                                                            9,495,000        15,809,000
     Accounts receivable, net of allowance for
          doubtful accounts and discounts of $408,000 and $425,000              1,808,000         2,528,000
     Inventories                                                               19,664,000         7,684,000
     Deferred charges                                                           1,307,000         1,960,000
     Deferred income taxes                                                      3,138,000           999,000
     Prepaid expenses                                                             715,000           227,000
                                                                             ------------      ------------

                   Total current assets                                        36,250,000        29,451,000
                                                                             ------------      ------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization                                  4,558,000         4,810,000

OTHER ASSETS
     Goodwill and organizational costs                                         12,595,000        12,764,000
     Deferred loan costs                                                        1,851,000         2,110,000
     Deferred income taxes                                                      2,368,000         2,368,000
     Other                                                                        524,000           546,000
                                                                             ------------      ------------

                                                                             $ 58,146,000      $ 52,049,000
                                                                             ============      ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
      Line of credit                                                          $ 10,084,000      $  4,144,000
      Accounts payable                                                           6,003,000         1,500,000
      Accrued interest and other                                                 4,686,000         4,458,000
      Current portion of notes payable                                              86,000           128,000
                                                                              ------------      ------------

                    Total current liabilities                                   20,859,000        10,230,000
                                                                              ------------      ------------

 SENIOR NOTES PAYABLE                                                           35,507,000        35,459,000

 NOTE PAYABLE TO BANK                                                            2,450,000         2,450,000

 NOTES PAYABLE, net of current portion                                              72,000           109,000

 STOCKHOLDER'S EQUITY (DEFICIT)
      Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
          issued and outstanding                                                     1,000             1,000
      Additional paid - in capital                                              11,038,000        11,038,000
      Cumulative translation adjustment                                            (48,000)          (48,000)
      Accumulated deficit                                                      (11,733,000)       (7,190,000)
                                                                              ------------      ------------
                                                                                  (742,000)        3,801,000
                                                                              ------------      ------------

                                                                              $ 58,146,000      $ 52,049,000
                                                                              ============      ============


                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                    SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                      DECEMBER 31,                        DECEMBER 31,
                                            ------------------------------      ------------------------------
                                                1996             1995              1996               1995
                                            ------------      ------------      ------------      ------------
NET SALES                                   $ 14,295,000      $ 20,185,000      $ 10,939,000      $ 11,902,000

COST OF SALES                                  8,690,000        14,112,000         6,003,000         6,399,000
                                            ------------      ------------      ------------      ------------

          Gross profit                         5,605,000         6,073,000         4,936,000         5,503,000

OPERATING EXPENSES
     Design                                    1,562,000         1,622,000           913,000           936,000
     Selling                                   2,613,000         2,555,000         1,607,000         1,387,000
     Shipping                                    697,000           772,000           408,000           422,000
     General and administrative                4,438,000         4,374,000         2,306,000         2,280,000
                                            ------------      ------------      ------------      ------------
                                               9,310,000         9,323,000         5,234,000         5,025,000
                                            ------------      ------------      ------------      ------------

          Income (loss) from operations       (3,705,000)       (3,250,000)         (298,000)          478,000
                                            ------------      ------------      ------------      ------------

OTHER ( EXPENSE ) INCOME
     Interest expense                         (2,758,000)       (3,725,000)       (1,404,000)       (1,956,000)
     Interest income                              11,000             6,000             6,000             3,000
     Royalty income                               84,000           136,000            42,000            60,000
     Miscellaneous                              (313,000)          (22,000)         (116,000)          (45,000)
                                            ------------      ------------      ------------      ------------
                                              (2,976,000)       (3,605,000)       (1,472,000)       (1,938,000)
                                            ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                      (6,681,000)       (6,855,000)       (1,770,000)       (1,460,000)

INCOME TAX BENEFIT                             2,138,000         2,605,000           588,000           674,000
                                             ------------      ------------     ------------      ------------

NET LOSS                                     ($4,543,000)      ($4,250,000)      ($1,182,000)        ($786,000)
                                            ============      ============      ============      ============



                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)


                                                                  1996             1995
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                ($ 4,543,000)     ($ 4,250,000)
     Depreciation and amortization                                946,000         1,039,000
     Other                                                        (16,000)          (61,000)
     Changes in assets and liabilities
          Due from factor                                       6,314,000         1,898,000
          Accounts receivable, net                                720,000           942,000
          Income taxes payable                                        -              25,000
          Inventories                                         (11,980,000)       (7,030,000)
          Deferred income tax benefits                         (2,139,000)       (2,606,000)
          Prepaid expenses and other assets                       187,000           429,000
          Accounts payable                                      4,503,000         1,454,000
          Accrued interest and other expenses                     229,000          (765,000)
                                                             ------------      ------------
     Net cash used by operating activities                     (5,779,000)       (8,925,000)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                      (251,000)         (418,000)
     Acquisition of intangibles                                       -            (205,000)
                                                             ------------      ------------
     Net cash used by investing activities                       (251,000)         (623,000)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing under line of credit                             5,940,000         7,339,000
     Borrowing under (repayment of) senior notes payable           48,000        (3,961,000)
     Borrowing under (repayment of) notes payable                 (79,000)        2,627,000
     Repayment to former stockholders                                 -            (377,000)
     Additional capital infusion                                      -           4,000,000
                                                             ------------      ------------
     Net cash provided by financing activities                  5,909,000         9,628,000
                                                             ------------      ------------


NET INCREASE (DECREASE) IN CASH                                  (121,000)           80,000

CASH, BEGINNING OF PERIOD                                         244,000           207,000
                                                             ------------      ------------

CASH, END OF PERIOD                                          $    123,000      $    287,000
                                                             ============      ============




                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                   (Unaudited)


NOTE  1  -  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the changes in financial position, results of operations and cash flows for the interim periods reported.

         The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         The accompanying consolidated financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations " contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10 - K filing for the fiscal year ended June 30, 1996.

COMPANY BACKGROUND -- Apparel Ventures, Inc. ( the "Company" ) is a wholly owned subsidiary of AVI Holdings, Inc. ( the "Parent"). The Company was incorporated in Delaware under the name of AVI Acquisition Co. effective April 20, 1994 and concurrent with a series of transactions on May 23, 1994, changed its name to Apparel Ventures, Inc.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its 79% - owned Portuguese subsidiary, Apparel Ventures Europa -Textil, LDA. Significant intercompany accounts and transactions are eliminated in consolidation.

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


NOTE  2  -  INVENTORIES

          Inventories consist of the following:

                                               December 31,       June 30,
                                                 1996               1996
                                              -----------        -----------

               Piece goods and trim           $ 4,892,000        $ 3,769,000
               Work - in - process              5,181,000            836,000
               Finished goods                   9,591,000          3,079,000
                                              -----------        -----------

                                              $19,664,000        $ 7,684,000
                                              ===========        ===========

NOTE  3  -  LINE OF CREDIT

         The Company has a line of credit with a bank ( the "Credit Facility" ) which provides for advances and commercial letters of credit of up to $32.0 million through May 23, 1999. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit and $10.0 million for finished goods inventory. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable, plus a seasonal overadvance of $2.5 million during September and increasing to $4.5 million from October to March 15, of each year, the amount of which is tied to bookings. Interest on base borrowings is charged at the bank's prime rate plus 1/2 % or LIBOR plus 2.75%, while interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2 % or LIBOR plus 3.75%. The Credit Facility is collateralized by receivables, finished goods inventories, and general intangibles.

         The credit agreement includes a $2,450,000 term loan due December 5, 1998. Interest on the term loan is payable monthly at the bank's prime rate. The term loan is collateralized by receivables, finished goods inventories, and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

         The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. The Company was in compliance with these covenants for the quarter ended December 31, 1996.


NOTE  4  -  SENIOR NOTES PAYABLE

         On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of December 31, 1996 there is $36.0 million principal amount of bonds outstanding net of $493,000 in unamortized discount.

         The Company may redeem the Senior Notes, subject to a premium for redemption, after December 31, 1998. The Senior Notes contain certain restrictions requiring the Company to offer to redeem the Senior Notes including a premium for redemption, in the event of a change in control of the Company.

         The indenture governing the Senior Notes contains customary covenants regarding maintaining specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1996 the Company failed to meet the fixed charge coverage ratio covenant required by the indenture. The bondholders agreed to waive the violation and forego their right to require redemption of 10% of the bonds. As part of this agreement with the Company, the bondholders received stock warrants allowing them to purchase an additional 5% of the outstanding shares of the Parent company's common stock at $0.01 per share. As of June 30, 1996, the fair value of the warrants was estimated to be between $100,000 and $200,000. Although the value of the warrants has not been recorded by the Company, management is of the opinion that the effect of the transaction would not be significant to the Company's operating results or financial position.

         The fair value of the senior notes payable is determined based on the estimated current rates available to the Company for debt of similar maturities and terms. The fair value of senior notes payable as of December 31, 1996 is estimated to be between $37.5 million and $39.5 million.


NOTE  5  -  COMMITMENT - PARENT COMPANY CAPITAL STRUCTURE

         In connection with the acquisition of the Company, AVI Holdings, Inc. ( the "Parent" ) issued $10 million of Subordinated Senior Notes, $3.8 million of Subordinated Junior Notes, $300,000 of common stock, $1.7 million of Class A Preferred Stock, $1.7 million of Class B Preferred Stock and $1.0 million of Class C Stock. A Subordinated Junior Note in the amount of $650,000 was immediately repaid in full for $350,000. Since the Company is a wholly - owned subsidiary of the Parent and is the sole operating unit of the consolidated entity, the Company is the sole source of any cash to be paid by the parent on such securities in the form of interest, dividends or principal repayments. The cash required by the Parent to make these payments will be provided by dividends or cash advances by the Company. While the Parent company's debt service requirements will be funded by the Company, the debt of the Parent is not reflected in the balance sheet of the Company since the Company has not guaranteed, pledged assets as security for, or have plans, intentions, or a requirement to directly assume or repay the Parent company's organizational obligations.

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

         The Company did not meet the fixed charge ratio requirement for the fiscal year ended June 30, 1996 and therefore is precluded under its bond indenture from making any advances to the Parent for its payment obligation. However, the Parent has satisfied these payment obligations by issuing promissory notes (bearing interest at the default rate) in the amounts of the interest due.

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



NOTE 6 - FINANCIAL INSTRUMENTS

         Statements of Financial Accounting Standard No. 107 " Disclosures About Fair Value of Financial Instruments " (SFAS 107) requires the disclosure of the fair market value of financial instruments for which it is practicable to estimate fair value. The Company's financial instruments include cash, receivables, accounts payable, line of credit, notes payable, and senior notes payable. The Company considers the carrying amounts of all financial instruments except for senior notes payable to approximate their fair value. The estimated fair value of senior notes payable is indicated in Note 4.

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

RESULTS OF OPERATIONS

          The following tables set forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three and six months ended December 31, 1996 and 1995.

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                      1996                    %             1995              %
                                                 -------------             -----       ------------         -----
NET SALES                                        $ 10,939,000              100.0%      $ 11,902,000         100.0%

COST OF SALES                                       6,003,000               54.9%         6,399,000          53.8%
                                                 ------------                          ------------

               Gross profit                         4,936,000               45.1%         5,503,000          46.2%

OPERATING EXPENSES
          Design                                      913,000                               936,000
          Selling                                   1,607,000                             1,387,000
          Shipping                                    408,000                               422,000
          General and administrative                2,306,000                             2,280,000
                                                 ------------                          ------------
                                                    5,234,000               47.8%         5,025,000          42.2%
                                                 ------------                          ------------

               Income (loss) from operations         (298,000)              -2.7%           478,000           4.0%

OTHER ( EXPENSE ) INCOME
          Interest expense                         (1,404,000)                           (1,956,000)
          Interest income                               6,000                                 3,000
          Royalty income                               42,000                                60,000
          Miscellaneous                              (116,000)                              (45,000)
                                                 ------------                          ------------
                                                   (1,472,000)             -13.5%        (1,938,000)        -16.3%
                                                 ------------                          ------------

LOSS BEFORE INCOME TAXES                           (1,770,000)             -16.2%        (1,460,000)        -12.3%

INCOME TAX BENEFIT                                    588,000                5.4%           674,000           5.7%
                                                 ------------                          ------------

NET LOSS                                         ($ 1,182,000)             -10.8%      ($   786,000)         -6.6%
                                                 ============                          ============

                                                            SIX MONTHS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------
                                            1996                     %             1995              %
                                         ------------              -----       ------------         -----
NET SALES                                $ 14,295,000              100.0%      $ 20,185,000         100.0%

COST OF SALES                               8,690,000               60.8%        14,112,000          69.9%
                                         ------------                          ------------

               Gross profit                 5,605,000               39.2%         6,073,000          30.1%

OPERATING EXPENSES
          Design                            1,562,000                             1,622,000
          Selling                           2,613,000                             2,555,000
          Shipping                            697,000                               772,000
          General and administrative        4,438,000                             4,374,000
                                         ------------                          ------------
                                            9,310,000               65.1%         9,323,000          46.2%
                                         ------------                          ------------

               Loss from operations        (3,705,000)             -25.9%        (3,250,000)        -16.1%

OTHER ( EXPENSE ) INCOME
          Interest expense                 (2,758,000)                           (3,725,000)
          Interest income                      11,000                                 6,000
          Royalty income                       84,000                               136,000
          Miscellaneous                      (313,000)                              (22,000)
                                         ------------                          ------------
                                           (2,976,000)             -20.8%        (3,605,000)        -17.9%
                                         ------------                          ------------

LOSS BEFORE INCOME TAXES                   (6,681,000)             -46.7%        (6,855,000)        -34.0%

INCOME TAX BENEFIT                          2,138,000               15.0%         2,605,000          12.9%
                                         ------------                          ------------

NET LOSS                                 ($ 4,543,000)             -31.8%      ($ 4,250,000)        -21.1%
                                         ============                          ============


NET SALES

          Net sales for the first six months of fiscal 1997 decreased by $5.9 million or 29.2% as compared to the same period of fiscal 1996. This decrease was due primarily to the decrease in sales of 462,000 units totaling $5.3 million of prior season merchandise and a $1.7 million decrease in sales of current season merchandise, primarily in the Sassafras Group. This decrease was offset by a $1.0 million decrease in returns and allowances which was primarily due to the elimination of the "preview" line for the La Blanca label in the fourth quarter of fiscal 1996 and general improved performance of the brands in fiscal 1996.

          Net sales for the quarter ended December 31, 1996 declined by $1.0 million or 8.1% as compared to the same period of fiscal 1996. This decrease was due primarily to a $1.6 million decrease in Sassafras Group current season merchandise sales in the period. Customer orders for the Sessa and Too Hot Brazil labels for shipment in the second quarter were significantly less than the prior year.


GROSS PROFIT

          Gross profit for the first six months of fiscal 1997 decreased by $0.5 million or 7.7% ; $1.8 million due to lower volume offset by improved margin of $1.3 million. Gross profit as a percent of net sales increased from 30.1% to 39.2%, as a result of the significant decrease in sales of prior season merchandise as cited above.

          Gross profit for the quarter ended December 31, 1996 decreased by $0.6 million or 10.3% as compared to the quarter ended December 31, 1995; $0.5 million due to lower volume and $0.1 million to lower margin.

OPERATING EXPENSES

         Operating expenses for the first six months of fiscal 1997 were comparable with the same period of fiscal 1996.

         Operating expenses for the quarter ended December 31, 1996 increased by $0.2 million due primarily to an increase in selling salaries and sample related expenses. This increase in selling salaries was due to the re - organization of the Company's New York and Los Angeles showrooms and the conversion of key sales representatives from commission to salary status.


OTHER EXPENSES

         Other expenses for the first six months of fiscal 1997 decreased by $0.6 million due primarily to a decrease in interest expense of $1.0 million offset by expenses relating to a litigation settlement and related legal expense and reduced royalty income from an international licensee. The decrease in interest expense is due primarily to the more effective use of assets through improved accounts receivable collection efficiency and inventory planning, as mentioned below.

         Other expenses for the quarter ended December 31, 1996 decreased by $0.5 million due primarily to a decrease in interest expense of $0.6 million offset by expenses relating to a litigation settlement and the related legal expense and reduced royalty income from an international licensee.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital requirements are seasonal, with peak needs arising near the end of the third quarter and the beginning of the fourth quarter of the fiscal year, primarily as a result of building inventories in the first and second quarters of the fiscal year to supply third and fourth quarter demand and the financing of accounts receivable in the fourth quarter of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its line of credit. The Company's loan balance was $10,084,000 at December 31, 1996.

         At December 31, 1996, the net collateral availability under the line of credit was approximately $7,500,000.

         During late fiscal 1995 and early 1996, the Company initiated several changes in executive personnel and instituted more comprehensive financial reporting and controls to improve the Company's performance. Taken as a whole, these initiatives have resulted in lower inventory levels, higher gross profit margins, reduced costs and greater financial liquidity than in fiscal 1995 and 1996. The days sales outstanding (DSO) in accounts receivable has been reduced from 137 days at December 31, 1995 to 75 days at December 31, 1996. This improvement in DSO is due to improved collection efficiency, reduced chargebacks and reduced sales. Shipments made to specialty retailers and others during the second quarter are typically given extended dating to May 10th of the following year. Accordingly, with current season sales down by $1.6 million, this has favorably impacted the calculation. The days in inventory on hand has decreased from 95 at December 31, 1995 to 83 days at December 31, 1996, which is the direct result of improved planning and scheduling.

         The Company does not have any mandatory long - term debt principal payment requirements until December 1998. Based upon current levels of operations, anticipated growth and construction of the Mexico sewing facility ( as discussed in Part II ), the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the foreseeable future.


SEASONALITY

         The Company's business is highly seasonal. In fiscal 1996, approximately 73% of the Company's gross sales were generated in the second half of its fiscal year. The Company expects this pattern to continue in its current and subsequent fiscal years. This seasonality and the relatively long times required to design and manufacture new products have led to the development of this standard selling cycle. The Company operates with a deficit in cash flow from operations ( seasonal working capital requirements ) for the first nine months of each fiscal year.

PART  II  -  OTHER  INFORMATION


ITEM 5  -  OTHER INFORMATION

         Apparel Ventures, Inc. has committed to establishing a sewing plant in Mexico. AVI has formed an operating company and has obtained a Maquiladora Permit. The Company has signed a letter of intent to lease the land and the building, with an option to purchase, and is in process of building a 33,000 square foot building with an option to build another building of similar size. The facility is located near Cuernavaca, approximately one hour south of Mexico City. In year two of its operation, the Company believes the plant will accommodate approximately 300 operators, which will be capable of producing approximately 33% of the Company's current production needs. The investment in start-up costs, equipment and improvements will be approximately $2.0 million, excluding the 5 year lease. AVI expects that this plant will make a significant contribution to its operating income, as the Mexico fully loaded labor rate is approximately 25% of the comparable U.S. rate.








                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       APPAREL VENTURES, INC.





      February 10, 1997                / s /   WILLIAM F. SINGLETARY
------------------------------         -------------------------------------
           Date                        WILLIAM  F.  SINGLETARY
                                       Chief Financial Officer
                                       (Duly authorized officer and
                                       principal financial and
                                       accounting officer)