Form 10-Q
period 1997-03-31
APPAREL VENTURES INC
filed 1997-05-12
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

          For the quarterly period ended             MARCH 31, 1997
                                            ---------------------------------

                                       OR

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

          For the transition period from    ________________to _______________

          Commission file number   33-80570


                             APPAREL VENTURES, INC.
 ----------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


            DELAWARE                                    95 - 4475766
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


204 WEST ROSECRANS, GARDENA, CALIFORNIA                     90248
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

      Yes    X                       No
          -------                       -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AT MAY 12, 1997, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX


                                                                                  PAGE
                                                                                  ----
PART  I.   FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheet as of March 31, 1997 (Unaudited) and
                June 30, 1996.                                                      3

           Consolidated Statement of Operations for the Three and Nine Months
                ended March 31, 1997 and 1996 (Unaudited).                          4

           Consolidated Statement of Cash Flows for the Nine Months ended
                March 31, 1997 and 1996 (Unaudited).                                5

           Notes to Consolidated Financial Statements (Unaudited).                  6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                AND FINANCIAL CONDITION.                                            9

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION                                                       12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                        12

SIGNATURE                                                                          12

EXHIBIT INDEX                                                                      13

PART  I  -  FINANCIAL INFORMATION
ITEM  1  -  FINANCIAL STATEMENTS

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                   A S S E T S

                                                                                   MARCH 31,       JUNE 30,
                                                                                     1997           1996
                                                                                 ------------    ------------
                                                                                 (UNAUDITED)
CURRENT ASSETS
       Cash                                                                      $    393,000    $    244,000
       Due from factor                                                             25,096,000      15,809,000
       Accounts receivable, net of allowance for
            doubtful accounts and discounts of $414,000 and $425,000                3,344,000       2,528,000
       Inventories                                                                 15,751,000       7,684,000
       Deferred charges                                                             1,869,000       1,960,000
       Deferred income taxes                                                        1,236,000         999,000
       Prepaid expenses                                                               549,000         227,000
                                                                                 ------------    ------------
                        Total current assets                                       48,238,000      29,451,000
                                                                                 ------------    ------------

PROPERTY AND EQUIPMENT, AT COST, NET OF
       accumulated depreciation and amortization                                    4,530,000       4,810,000

OTHER ASSETS
       Goodwill and organizational costs                                           12,511,000      12,764,000
       Deferred loan costs                                                          1,721,000       2,110,000
       Deferred income taxes                                                        2,368,000       2,368,000
       Other                                                                          545,000         546,000
                                                                                 ------------    ------------
                                                                                 $ 69,913,000    $ 52,049,000
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
       Line of credit                                                            $ 18,721,000    $  4,144,000
       Accounts payable                                                             5,466,000       1,500,000
       Accrued interest and other expenses                                          4,322,000       4,458,000
       Current portion of notes payable                                                87,000         128,000
                                                                                 ------------    ------------
                        Total current liabilities                                  28,596,000      10,230,000
                                                                                 ------------    ------------

SENIOR NOTES PAYABLE                                                               35,531,000      35,459,000

NOTE PAYABLE TO BANK                                                                2,450,000       2,450,000

NOTES PAYABLE, NET OF CURRENT PORTION                                                  53,000         109,000

STOCKHOLDER'S EQUITY
       Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
           issued and outstanding                                                       1,000           1,000
       Additional paid - in capital                                                11,038,000      11,038,000
       Cumulative translation adjustment                                              (48,000)        (48,000)
       Accumulated deficit                                                         (7,708,000)     (7,190,000)
                                                                                 ------------    ------------
                                                                                    3,283,000       3,801,000
                                                                                 ------------    ------------
                                                                                 $ 69,913,000    $ 52,049,000
                                                                                 ============    ============


                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            NINE MONTHS ENDED              THREE MONTHS ENDED
                                               MARCH 31,                          MARCH 31,
                                     ----------------------------    ----------------------------
                                          1997            1996            1997           1996
                                     ------------    ------------    ------------    ------------
NET SALES                            $ 45,695,000    $ 50,378,000    $ 31,400,000    $ 30,192,000

COST OF SALES                          27,172,000      31,663,000      18,483,000      17,550,000
                                     ------------    ------------    ------------    ------------
            Gross profit               18,523,000      18,715,000      12,917,000      12,642,000

OPERATING EXPENSES
       Design                           2,017,000       2,056,000         455,000         434,000
       Selling                          4,851,000       5,460,000       2,238,000       2,905,000
       Shipping                         1,340,000       1,361,000         643,000         590,000
       General and administrative       6,423,000       6,698,000       1,985,000       2,324,000
                                     ------------    ------------    ------------    ------------
                                       14,631,000      15,575,000       5,321,000       6,253,000
                                     ------------    ------------    ------------    ------------
            Income from operations      3,892,000       3,140,000       7,596,000       6,389,000
                                     ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME
       Interest expense                (4,405,000)     (5,657,000)     (1,663,000)     (1,931,000)
       Interest income                     17,000           8,000           6,000           2,000
       Royalty income                     127,000         150,000          43,000          31,000
       Miscellaneous                     (384,000)       (107,000)        (54,000)       (102,000)
                                     ------------    ------------    ------------    ------------
                                       (4,645,000)     (5,606,000)     (1,668,000)     (2,000,000)
                                     ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES        (753,000)     (2,466,000)      5,928,000       4,389,000

INCOME TAX BENEFIT (PROVISION)            236,000         873,000      (1,902,000)     (1,732,000)
                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS)                    ($   517,000)   ($ 1,593,000)   $  4,026,000    $  2,657,000
                                     ============    ============    ============    ============




                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                    1997          1996
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                               ($   517,000)   ($ 1,593,000)
       Depreciation and amortization                             1,386,000       1,589,000
       Other                                                       (12,000)         37,000
       Changes in assets and liabilities
            Due from factor                                     (9,287,000)     (5,844,000)
            Accounts receivable, net                              (816,000)       (374,000)
            Income taxes refundable/payable                            -            13,000
            Inventories                                         (8,067,000)     (2,796,000)
            Deferred charges and other assets                       91,000         286,000
            Deferred income tax benefits                          (237,000)       (874,000)
            Prepaid expenses and other assets                     (321,000)        (57,000)
            Accounts payable                                     3,966,000        (908,000)
            Accrued interest and other expenses                   (136,000)       (981,000)
                                                              ------------    ------------
       Net cash used in operating activities                   (13,950,000)    (11,502,000)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of equipment                                     (453,000)       (465,000)
       Acquisition of intangibles                                      -          (459,000)
                                                              ------------    ------------
       Net cash used in investing activities                      (453,000)       (924,000)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowing under line of credit                           14,577,000      10,013,000
       Repayment to officer, net                                       -          (377,000)
       Borrowing under (repayment of)  senior notes payable         72,000      (3,942,000)
       Borrowing under (repayment of) notes payable                (97,000)      2,596,000
       Additional capital infusion                                     -         4,000,000
                                                              ------------    ------------
       Net cash provided by financing activities                14,552,000      12,290,000
                                                              ------------    ------------

NET INCREASE (DECREASE)IN CASH                                     149,000        (136,000)

CASH, BEGINNING OF PERIOD                                          244,000         207,000
                                                              ------------    ------------
CASH, END OF PERIOD                                           $    393,000    $     71,000
                                                              ============    ============



                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
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

            The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

            The accompanying consolidated financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations " contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10 - K filing for the fiscal year ended June 30, 1996.

COMPANY BACKGROUND - Apparel Ventures, Inc. (the "Company") is a wholly owned subsidiary of AVI Holdings, Inc. (the "Parent"). The Company was incorporated in Delaware under the name of AVI Acquisition Co. effective April 20, 1994 and concurrent with a series of transactions on May 23, 1994, changed its name to Apparel Ventures, Inc.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its 79% - owned Portuguese subsidiary, Apparel Ventures Europa -Textil, LDA. Significant intercompany accounts and transactions are eliminated in consolidation.

NATURE OF BUSINESS - The Company is headquartered in Gardena, California and designs, manufactures and markets branded and private label women's swimwear. The Company offers ten proprietary lines catering to the Junior and Missy categories, distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

TRANSLATION OF FOREIGN CURRENCIES - Cumulative translation adjustments, which arise from consolidating Portuguese operations, are included in stockholder's equity.


NOTE  2  -  INVENTORIES

       Inventories consist of the following:

                                        March 31,       June 30,
                                             1997          1996
                                      -----------   -----------
               Piece goods and trim   $ 4,212,000   $ 3,769,000
               Work - in - process      2,560,000       836,000
               Finished goods           8,979,000     3,079,000
                                      -----------   -----------
                                      $15,751,000   $ 7,684,000
                                      ===========   ===========

NOTE  3  -  LINE OF CREDIT

         The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through May 23, 1999. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit and $10.0 million for finished goods inventory. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable and eligible finished goods, plus a seasonal overadvance of $2.5 million during September and increasing to $4.5 million from October to March 15, of each year, the amount of which is tied to bookings. Interest on base borrowings is charged at the bank's prime rate plus 1/2% or LIBOR plus 2.75%, while interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2 % or LIBOR plus 3.75%. The Credit Facility is collateralized by receivables, finished goods inventories and general intangibles.

         The credit agreement includes a $2,450,000 term loan which was due December 5, 1998. On April 30, 1997, the due date was amended and restated to May 23, 1999. Interest on the term loan is payable monthly at the bank's prime rate or LIBOR plus 2.5%. The term loan is collateralized by receivables, finished goods inventories and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

         The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. The Company was in compliance with these covenants for the quarter ended March 31, 1997.


NOTE  4  -  SENIOR NOTES PAYABLE

         On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of March 31, 1997 there is $36.0 million principal amount of bonds outstanding net of $469,000 in unamortized discount.

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

         The fair value of the senior notes payable is determined based on the estimated current rates available to the Company for debt of similar maturities and terms. The fair value of senior notes payable as of March 31, 1997 is estimated to be between $37.5 million and $39.5 million.

         Based on information currently available, the Company is unable at this time to determine whether it will be in compliance with the fixed charge coverage ratio covenant in the indenture for the year ending June 30, 1997.

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

RESULTS OF OPERATIONS

          The following tables set forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three and nine months ended March 31, 1997 and 1996.

                                                            THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------------------------------
                                                  1997          %                    1996          %
                                           ------------       -------        ------------        -------
NET SALES                                  $31,400,000         100.0%         $30,192,000        100.0%

COST OF SALES                               18,483,000          58.9%          17,550,000         58.1%
                                           -----------                        -----------
               Gross profit                 12,917,000          41.1%          12,642,000         41.9%

OPERATING EXPENSES
          Design                               455,000                            434,000
          Selling                            2,238,000                          2,905,000
          Shipping                             643,000                            590,000
          General and administrative         1,985,000                          2,324,000
                                           -----------                        -----------
                                             5,321,000          16.9%           6,253,000         20.7%
                                           -----------                        -----------
               Income from operations        7,596,000          24.2%           6,389,000         21.2%

OTHER (EXPENSE) INCOME
          Interest expense                  (1,663,000)                        (1,931,000)
          Interest income                        6,000                              2,000
          Royalty income                        43,000                             31,000
          Miscellaneous                        (54,000)                          (102,000)
                                           -----------                        -----------
                                            (1,668,000)         -5.3%          (2,000,000)        -6.6%
                                           -----------                        -----------

INCOME BEFORE INCOME TAXES                   5,928,000          18.9%           4,389,000         14.5%

INCOME TAX PROVISION                        (1,902,000)         -6.1%          (1,732,000)        -5.7%
                                           -----------                        -----------
NET INCOME                                 $ 4,026,000          12.8%         $ 2,657,000          8.8%
                                           ===========                        ===========

                                                              NINE MONTHS ENDED MARCH 31,
                                           ------------------------------------------------------------
                                                  1997            %                   1996         %
                                           -----------         ------         ------------      -------
NET SALES                                  $45,695,000          100.0%         $50,378,000       100.0%

COST OF SALES                               27,172,000           59.5%          31,663,000        62.9%
                                           -----------                        ------------
               Gross profit                 18,523,000           40.5%          18,715,000        37.1%

OPERATING EXPENSES
          Design                             2,017,000                           2,056,000
          Selling                            4,851,000                           5,460,000
          Shipping                           1,340,000                           1,361,000
          General and administrative         6,423,000                           6,698,000
                                           -----------                        ------------
                                            14,631,000           32.0%          15,575,000        30.9%
                                           -----------                        ------------

               Income from operations        3,892,000            8.5%           3,140,000         6.2%

OTHER (EXPENSE) INCOME
          Interest expense                  (4,405,000)                         (5,657,000)
          Interest income                       17,000                               8,000
          Royalty income                       127,000                             150,000
          Miscellaneous                       (384,000)                           (107,000)
                                           -----------                        ------------
                                            (4,645,000)         -10.2%          (5,606,000)      -11.1%
                                           -----------                        ------------

LOSS BEFORE INCOME TAXES                      (753,000)          -1.6%          (2,466,000)       -4.9%

INCOME TAX BENEFIT                             236,000            0.5%             873,000         1.7%
                                           -----------                        ------------
NET LOSS                                     ($517,000)          -1.1%         ($1,593,000)       -3.2%
                                           ===========                        ============

NET SALES

          Net sales for the nine months of fiscal 1997 decreased by $4.7 million or 9.3%, as compared to the same period of fiscal 1996. This decrease was due primarily to the decrease in the sale of prior season merchandise totaling 475,000 units or $5.4 million. Current season merchandise sales of Private Label product increased $3.8 million, while current season merchandise sales for the brands decreased $4.8 million. The decrease in branded sales was primarily in the Sassafras Group and was due to lackluster performance at retail and the Company's reduction in the amount of allowances given to department store retailers in fiscal 1996. This decrease was offset by $1.1 million decrease in returns and allowances which was primarily due to the discontinued "preview" line for the La Blanca label in the fourth quarter of fiscal 1996.

          Net sales for the quarter ended March 31, 1997 increased by $1.2 million or 4.0%, as compared to the same period of fiscal 1996. This increase was due primarily to a $3.6 million increase in Private Label and a $1.1 million increase in La Blanca Studio sales, offset by a decrease of $3.3 million in Sassafras Group sales and $0.2 million in other sales in the period.

GROSS PROFIT

          Gross profit for the nine months of fiscal 1997 decreased $0.2 million or 1.0% but increased as a percent of net sales from 37.1% to 40.5%, due primarily to the decrease in prior season merchandise sales, offset by the $3.7 million or 71% increase in Private Label sales which carry a lower gross profit margin than the branded merchandise. Branded merchandise gross profit decreased $1.6 million but increased as a percent of net sales, from 39.1% to 43.8%.

          Gross profit for the quarter ended March 31, 1997 increased $0.3 million or 2.2% but decreased as a percent of net sales from 41.9% to 41.1% due primarily to the $3.6 million or 87% increase in Private Label sales which carry a lower gross profit margin than the branded merchandise.

OPERATING EXPENSES

         Operating expenses for the nine months of fiscal 1997 decreased $0.9 million due primarily to reduced advertising expense of $0.8 million, decrease in net commission expense of $0.2 million and decrease in bonus expense of $0.2 million, offset by other increased costs.

         Operating expenses for the quarter ended March 31, 1997 decreased $0.9 million due primarily to reduced advertising expense of $0.5 million, decrease in net commission expense of $0.2 million and decrease in bonus expense of $0.2 million, offset by other increased costs.


OTHER EXPENSES

         Other expenses for the first nine months of fiscal 1997 decreased $1.0 million due primarily to a decrease in interest expense of $1.3 million, offset by expenses relating to a litigation settlement and the related legal expenses (as previously discussed in the Company's Form 10-Q for the period ended September 30, 1996) and reduced royalty income from an international licensee.

         Other expenses for the quarter ended March 31, 1997 decreased $0.3 million due primarily to decrease in interest expense of $0.3 million.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital requirements are seasonal, with peak needs arising near the end of the third quarter and the beginning of the fourth quarter of the fiscal year, primarily as a result of building inventories in the first and second quarters of the fiscal year to supply third and fourth quarter demand and the financing of accounts receivable in the fourth quarter of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its line of credit. The Company's loan balance was $18,721,000 at March 31, 1997.

         At March 31, 1997, the net collateral availability under the line of credit was approximately $8,400,000.

         During late fiscal 1995 and early 1996, the Company initiated several changes in executive personnel and instituted more comprehensive financial reporting and controls to improve the Company's performance. Taken as a whole, these initiatives have resulted in lower inventory levels, higher gross profit margins, reduced costs and greater financial liquidity than in fiscal 1995 and 1996. The number of days sales outstanding (DSO) in accounts receivable has been reduced from 70 days at March 31, 1996 to 68 days at March 31, 1997. The number of days sales in inventory on hand has decreased from 169 at March 31, 1996 to 91 days at March 31, 1997, which is the direct result of improved planning and scheduling.

         Apparel Ventures, Inc. has committed to establishing a sewing plant in Mexico. AVI has formed an operating company and has obtained a Maquiladora Permit. The Company has signed a letter of intent to lease the land and the building, with an option to purchase, and is in process of building a 33,000 square foot building with an option to build another building of similar size. The facility is located near Curernavaca, approximately one hour south of Mexico City. In year two of its operation, the Company believes the plant will accommodate approximately 300 operators, which will be capable of producing 33% of the Company's current production needs. The investment in start-up costs, equipment and improvements will be approximately $2.0 million, excluding the 5 year lease. AVI expects that this plant will make a significant contribution to its operating income, as the Mexico fully loaded wage rate is approximately 25% of the comparable U.S. rate. The construction of the plant is expected to be completed by June 30, 1997.

         The Company does not have any mandatory long - term debt principal payment requirements until May 1999. Based upon current levels of operations, anticipated growth and construction of the Mexico sewing facility, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the foreseeable future.

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


PART  II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

         Agreement was signed on February 13, 1997 between the Company and Ocean Pacific Apparel Corporation to license Junior and kids swimwear and cover-ups under "Ocean Pacific" and "Op" and related labels. The early Cruise '98 collections will be available for shipment at the end of June 1997.

ITEM 6 - EXHIBITS AND REPORTS ON 8 - K

         (A)     EXHIBITS

         The exhibits listed in the Index to Exhibits are filed as part of this Quarterly Report on Form 10 - Q.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APPAREL VENTURES, INC.


   May 12, 1997                     /s/ WILLIAM F. SINGLETARY
 ---------------                    --------------------------------
      Date                              WILLIAM  F. SINGLETARY
                                        Chief Financial Officer
                                        (Duly authorized officer and
                                        principal financial and
                                        accounting officer)

                                  EXHIBIT INDEX

                                                                            Sequential
  Exhibit No.                           Description of Exhibit               Page No.
-----------------    ------------------------------------------------       ----------
    10.5             Amendment No. 6 to Loan and Security Agreement
                     dated April 30, 1997 by and between Apparel
                     Ventures, Inc. and Fleet Capital Corporation.              14