Form 10-Q/A
period 1996-03-31
APPAREL VENTURES INC
filed 1997-06-11
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10 - Q/A


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

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                   A S S E T S


                                                                                   MARCH 31,       JUNE 30,
                                                                                     1997           1996
                                                                                 ------------    ------------
                                                                                 (UNAUDITED)
CURRENT ASSETS
       Cash                                                                      $    393,000    $    244,000
       Due from factor                                                             25,096,000      15,809,000
       Accounts receivable, net of allowance for
            doubtful accounts and discounts of $414,000 and $425,000                3,344,000       2,528,000
       Inventories                                                                 15,751,000       7,684,000
       Deferred charges                                                             1,869,000       1,960,000
       Deferred income taxes                                                        1,236,000         999,000
       Prepaid expenses                                                               549,000         227,000
                                                                                 ------------    ------------
                        Total current assets                                       48,238,000      29,451,000
                                                                                 ------------    ------------

PROPERTY AND EQUIPMENT, AT COST, NET OF
       accumulated depreciation and amortization                                    4,530,000       4,810,000

OTHER ASSETS
       Goodwill and organizational costs, net of accumulated
           amortization of $869,000 and $616,000                                   12,511,000      12,764,000
       Deferred loan costs, net of accumulated amortization
           of $1,742,000 and $1,353,000                                             1,721,000       2,110,000
       Deferred income taxes                                                        2,368,000       2,368,000
       Other                                                                          545,000         546,000
                                                                                 ------------    ------------
                                                                                 $ 69,913,000    $ 52,049,000
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
       Line of credit                                                            $ 18,721,000    $  4,144,000
       Accounts payable                                                             5,466,000       1,500,000
       Accrued interest and other expenses                                          4,322,000       4,458,000
       Current portion of notes payable                                                87,000         128,000
                                                                                 ------------    ------------
                        Total current liabilities                                  28,596,000      10,230,000
                                                                                 ------------    ------------

SENIOR NOTES PAYABLE                                                               35,531,000      35,459,000

NOTE PAYABLE TO BANK                                                                2,450,000       2,450,000

NOTES PAYABLE, NET OF CURRENT PORTION                                                  53,000         109,000

STOCKHOLDER'S EQUITY
       Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
           issued and outstanding                                                       1,000           1,000
       Additional paid - in capital                                                11,038,000      11,038,000
       Cumulative translation adjustment                                              (48,000)        (48,000)
       Accumulated deficit                                                         (7,708,000)     (7,190,000)
                                                                                 ------------    ------------
                                                                                    3,283,000       3,801,000
                                                                                 ------------    ------------
                                                                                 $ 69,913,000    $ 52,049,000
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


REVENUE RECOGNITION - Revenue is recognized when shipment of product occurs.
An estimate for returns and allowances is recorded against gross sales amounts, to arrive at net sales.


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


ADVERTISING COSTS - Advertising costs are expensed in the period incurred.


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


NOTE 7 - ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted the provisions of Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets" effective July 1, 1996. Long-lived assets such as property and equipment, goodwill, trademarks, and other intangibles are recorded at cost, and the cost is reduced over time by depreciation and amortization. SFAS 121 requires that long-lived assets be periodically evaluated and a loss recognized should the carrying amount of the assets be considered unrecoverable. Management has determined that there has been no effect on the Company's financial condition or results of operations as a result of adoption of this accounting standard.

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


         In early fiscal 1996, due to lack of financial control and the poor performance of the La Blanca Label at retail during fiscal 1995, the Company initiated several changes in executive personnel and instituted more comprehensive financial reporting and controls to improve the Company's performance. Taken as a whole, these initiatives have resulted in lower inventory levels, higher gross profit margins, reduced costs and greater financial liquidity than in fiscal 1995 and 1996. The number of days sales outstanding (DSO) in accounts receivable has been reduced from 70 days at March 31, 1996 to 68 days at March 31, 1997. The number of days sales in inventory on hand has decreased from 169 at March 31, 1996 to 91 days at March 31, 1997, which is the direct result of improved planning and scheduling.


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



  June 10, 1997                     /s/ WILLIAM F. SINGLETARY
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