Form 10-Q/A
period 1996-09-30
APPAREL VENTURES INC
filed 1997-06-11
CIK 925866

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

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                  A S S E T S


                                                SEPTEMBER 30,
                                                    1996            JUNE 30,
                                                (Unaudited)           1996
                                               --------------    --------------
CURRENT ASSETS
   Cash                                           $1,504,000       $   244,000
   Due from factor                                 3,785,000        15,809,000
   Accounts receivable, net of
      allowance for doubtful accounts and
      discounts of $438,000 and $425,000           1,086,000         2,528,000
   Inventories                                    12,441,000         7,684,000
   Deferred charges                                1,960,000         1,960,000
   Deferred income taxes                           2,549,000           999,000
   Prepaid expenses                                  373,000           227,000
                                               --------------    --------------

        Total current assets                      23,698,000        29,451,000
                                               --------------    --------------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization       4,670,000         4,810,000

OTHER ASSETS
   Goodwill and organizational costs, net of
     accumulated amortization of $700,000
     and $616,000                                 12,680,000        12,764,000
   Deferred loan costs, net of accumulated
     amortization of $1,482,000 and
     $1,353,000                                    1,981,000         2,110,000
   Deferred income taxes                           2,368,000         2,368,000
   Other                                             522,000           546,000
                                               --------------    --------------

                                                 $45,919,000       $52,049,000
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


REVENUE RECOGNITION - Revenue is recognized when shipment of product occurs. An estimate for returns and allowances is recorded against gross sales amounts to arrive at net sales.


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


    AVI is planning to form an operating company in Mexico. To support this Mexican operation AVI will invest approximately $1.0 million in factory building through a five year lease and approximately $1.0 million in equipment through fiscal 1998.


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