Form 10-Q/A
period 1996-12-31
APPAREL VENTURES INC
filed 1997-06-11
CIK 925866

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

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                   A S S E T S


                                                                             DECEMBER 31,         JUNE 30,
                                                                                1996               1996
                                                                             ------------      ------------
CURRENT ASSETS
     Cash                                                                    $    123,000      $    244,000
     Due from factor                                                            9,495,000        15,809,000
     Accounts receivable, net of allowance for
          doubtful accounts and discounts of $408,000 and $425,000              1,808,000         2,528,000
     Inventories                                                               19,664,000         7,684,000
     Deferred charges                                                           1,307,000         1,960,000
     Deferred income taxes                                                      3,138,000           999,000
     Prepaid expenses                                                             715,000           227,000
                                                                             ------------      ------------

                   Total current assets                                        36,250,000        29,451,000
                                                                             ------------      ------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization                                  4,558,000         4,810,000

OTHER ASSETS
     Goodwill and organizational costs, net of accumulated
         amortization of $785,000 and $616,000                                 12,595,000        12,764,000
     Deferred loan costs, net of accumulated amortization
         of $1,612,000 and $1,353,000                                           1,851,000         2,110,000
     Deferred income taxes                                                      2,368,000         2,368,000
     Other                                                                        524,000           546,000
                                                                             ------------      ------------

                                                                             $ 58,146,000      $ 52,049,000
                                                                             ============      ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES
      Line of credit                                                          $ 10,084,000      $  4,144,000
      Accounts payable                                                           6,003,000         1,500,000
      Accrued interest and other                                                 4,686,000         4,458,000
      Current portion of notes payable                                              86,000           128,000
                                                                              ------------      ------------

                    Total current liabilities                                   20,859,000        10,230,000
                                                                              ------------      ------------

 SENIOR NOTES PAYABLE                                                           35,507,000        35,459,000

 NOTE PAYABLE TO BANK                                                            2,450,000         2,450,000

 NOTES PAYABLE, net of current portion                                              72,000           109,000

 STOCKHOLDER'S EQUITY (DEFICIT)
      Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
          issued and outstanding                                                     1,000             1,000
      Additional paid - in capital                                              11,038,000        11,038,000
      Cumulative translation adjustment                                            (48,000)          (48,000)
      Accumulated deficit                                                      (11,733,000)       (7,190,000)
                                                                              ------------      ------------
                                                                                  (742,000)        3,801,000
                                                                              ------------      ------------

                                                                              $ 58,146,000      $ 52,049,000
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






      June 10, 1997                    / s /   WILLIAM F. SINGLETARY
------------------------------         -------------------------------------
           Date                        WILLIAM  F.  SINGLETARY
                                       Chief Financial Officer
                                       (Duly authorized officer and
                                       principal financial and
                                       accounting officer)