Form 10-K405
period 1997-06-30
APPAREL VENTURES INC
filed 1997-09-26
CIK 925866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

      Commission file number         33-80570

                             APPAREL VENTURES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        95-4475766
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  204 WEST ROSECRANS, GARDENA, CALIFORNIA 90248
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 538-4980
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

                                         Name of each exchange
                   Title of each class   on which registered
                   -------------------------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes [X]    No

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AT SEPTEMBER 25, 1997, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

     Documents incorporated by reference: None

                                     PART I
                                     ------


ITEM 1. BUSINESS

     Apparel Ventures, Inc., a Delaware corporation ("AVI" or the "Company"), was incorporated on April 20, 1994 under the name AVI Acquisition Co. to acquire all of the common stock of Apparel Ventures, Inc., a California corporation
(the "Predecessor"), and certain real estate assets used in its business operations. The acquisition and certain related transactions (the
"Acquisition") were consummated on May 23, 1994, at which time the Predecessor was merged into AVI Acquisition Co. and AVI Acquisition Co. changed its name to Apparel Ventures, Inc. AVI's operations are a continuation of the business conducted by the Predecessor, which was founded in 1977. AVI is a wholly-owned subsidiary of AVI Holdings, Inc. ("AVI Holdings"). The principal stockholders of AVI Holdings are partners and affiliates of The Jordan Company, a firm that structures and invests in acquisitions of private companies, and members of the Company's management.

     AVI designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary branded lines catering to the children and pre-teen (age 7 to 13), Junior (age 14 to 30 years) and Missy (age 30 and over) categories, distributed through major department stores and specialty retail stores nationwide. By using multiple brand lines, AVI is able to achieve the broadest possible coverage of the women's swimwear market. AVI is headquartered in Gardena, California.

PRODUCT LINE

     The Company's current product line offerings by its U.S. Division are as follows:

        SASSAFRAS GROUP                                  LA BLANCA GROUP

Sassafras            Citrus                     La Blanca          Elisabeth Stewart
Sessa                Too Hot Brazil             Studio La Blanca   Private Label
Nautica (licensed)                              Ocean Pacific (licensed)


SASSAFRAS GROUP

     The Sassafras Group, focusing on the Junior market (ages 14 to 30) and the missy market (ages 30 and over), is currently comprised of five major branded product lines, as described below.

SASSAFRAS. Introduced in 1976, Sassafras has been successfully positioned as both fashionable and practical swimwear appealing to younger women with an eye for value. Sassafras offers approximately 90 styles, with most featuring full derriere coverage and padded bra tops. Featured cover-ups include matching sarongs. Priced at retail around $58, management believes that Sassafras' innovative design and high quality fabrication provide one of the best price/value relationships in the Junior market. Sassafras is distributed primarily through department stores, national chain stores and specialty stores.

SESSA. Introduced in 1991, Sessa is currently AVI's second best selling line. Sessa is designed to bridge the Junior and Missy segments by focusing on the fashion conscious baby boomer who seeks support and coverage while maintaining a forward style. Sessa targets ages 25 to 50 and is priced at retail between $55 and $90. Sessa offers approximately 140 styles featuring a multitude of textures and patterns in its one and two piece styles. Sessa's extensive cover-up and beachwear collection features pareaus, dresses, boy shorts, oversize shirts, shorts and skirts at retail prices ranging from $32 to $79. Sessa also offers a Misses separates program for Spring/Summer retail selling which affords the consumer an opportunity to purchase bras and pants in mixed sizes and styling. Sessa is primarily distributed through department stores, catalog accounts and specialty stores.

CITRUS. Introduced in 1987, Citrus swimwear is designed to focus on the active, surf, fashion forward Juniors aged 13 to 28, and is priced at retail between $44 and $68. Citrus offers approximately 140 styles with each featuring sporty v-neck tanks, halter boy shorts, sport bras or triangle tops, with vivid colors in graphic prints and textures. Shapely padding and functional lingerie strap underwire styles characterize the Citrus two piece tops. Cover-ups include hot pants, sundresses, board shorts and roller blade skirts. A Junior separates collection is offered annually, sized extra small to large in novelty textures and prints, and features full, moderate and surfer cut bottoms, as well as D cups. Citrus is distributed primarily through department stores and specialty stores.

TOO HOT BRAZIL. Introduced in 1984, Too Hot Brazil is designed to focus on the sun worshipper with a slick taut figure, aged 18 to 30, and is priced at retail between $44 and $88. Too Hot Brazil offers approximately 100 styles, mostly two piece designs with lingerie inspired bra tops featuring seamed cup or bow tied underwire styles to shape and enhance the bustline. The exclusive "Add-a-size" bra is a way to increase dimensions with enhanced fiberfill padding. Novelty fabrics also characterize Too Hot Brazil styles with metallic holograms, lace, crush satin prints, lacquer techniques and embroidery. Too Hot Brazil is primarily distributed through swim and specialty stores.

NAUTICA. The Nautica license was acquired in June 1996. The initial controlled release was very successful. The 1998 lines take the Nautica brand into two directions. The first direction is Nautica collections, a brand concept with all American styling and attitude targeted at affluent customers who identify with designer merchandise. The second direction is Nautica competition, a brand concept with athletic competitive styling for the pool, ocean, and beach volleyball. Nautica features include racing fabrics with cool max linings and volley shorts that have side leg zipper adjustment. The competitive edge benefits are identified with bold logo transfers and rubber reflective patches that identify and set Nautica apart from its competitors.


LA BLANCA GROUP

     The La Blanca Group, focusing on the Missy market ( ages 30 and over), the Junior market (ages 14 to 30) and the children and pre-teen market (ages 7 to 13) is comprised of the following product lines:

LA BLANCA. Introduced in 1981, La Blanca is AVI's largest selling line and is a leader in the Missy market. La Blanca has been successfully positioned as a contemporary, fashion - oriented swimsuit considered "sexy but not too revealing ", appealing to youth - oriented older women and sophisticated younger women. La Blanca offers approximately 120 styles in a variety of colors, fabrics, patterns and sizes with and without construction ( built in support features ). Management believes that La Blanca leads its market in both design and development of new fabrics and is particularly well known for its innovative styling and excellent fit. Priced at retail between $65 and $85, management believes La Blanca's high quality fabrics and suit construction provide a price / value relationship which is superior to any of La Blanca's competitors. La Blanca is distributed primarily through department stores, national chain stores and specialty stores.

STUDIO LA BLANCA. Introduced for the 1995 Cruise Season, management believes that Studio La Blanca is a fashion leader in the junior swimwear market. Studio La Blanca has been positioned as a " contemporary junior " label appealing to the sophisticated junior, as well as the missy customer with a young attitude. Studio offers the high quality fabrics and unique designs found in La Blanca, but has a higher cut leg and more revealing silhouette. Studio offers twenty fabric groups incorporating five to six styles per group. Retail prices range from $40 to $80. Management believes that Studio offers the younger customer product with more innovative design and styles than the looks currently found in the junior market. It is distributed primarily through department stores, national chain stores and specialty stores.

ELISABETH STEWART. AVI acquired the Elisabeth Stewart Label in April, 1994. This line gives the Company a presence in the market niche serving the more mature customer. The merchandising approach is typically more conservative and features "figure control" design. Retail prices are similar to other branded products, $65 to $80 .

OCEAN PACIFIC. AVI acquired the Ocean Pacific or OP label through a licensing agreement signed in February 1997. OP produces swimwear and beachwear for the junior and kids market ages 7 to 13. Ocean Pacific is designed with the California beach style in mind. The line has been upgraded from past offerings by using textured fabrics and print fabrications that give the product a more "rich" feeling. The fit is conservative and will appeal to the junior customer who wants a clean covered look. The children's fit has remained consistent from years past and focuses on the customer who is in and out of the water all day long. It is distributed primarily through department stores, national chain stores and specialty stores.

PRIVATE LABEL. The Company sells specially designed and manufactured products for retail customers such as as Wal*Mart, JC Penney, Sears, Target and others. Entry into this segment of the market provides the Company with balance to its heavy focus on the branded business.

IMPORT GROUP

     AVI has discontinued the importation of the "Cha, Cha, Cha" brand, which was manufactured in AVE's Portugal facility during fiscal 1996.


FOREIGN OPERATIONS - APPAREL VENTURES EUROPA AND AVI DE MEXICO

     In 1992, in order to have the ability to manufacture and sell product in the European Economic Community ("EEC"), the Company purchased 79% of the capital stock of a small manufacturing operation in Portugal, which it renamed Apparel Ventures Europa - Textil, LDA ("AVE"). Management of AVE owns the remaining 21% of AVE's stock. Upon acquiring AVE, management of the Company realized that the implementation of a comprehensive strategy required for creative development, manufacturing and sales for the EEC would take three to five years. AVE currently manufactures the product lines "Citrus" and "Too Hot Brazil" for the European market. AVE also sells specially designed and manufactured products for Marks & Spencer. AVE accounted for $3.3 million ( excluding intercompany sales ) of net sales for the fiscal year ended June 30, 1997.

     During fiscal 1997, the Company has established an operating company in Cuernavaca, Mexico. The wholly-owned subsidiary's name is AVI De Mexico, S.A. De C.V. This Mexican sewing plant started operations during July, 1997. See section "Design and Manufacturing" below for more information about the Mexican subsidiary.

GROUP NET SALES AND GROSS PROFIT

     The table below illustrates a breakdown of the net sales and gross profit for each of the Company's three U.S. Division/Groups and AVE for each of the last three fiscal years.

                                     NET SALES                  GROSS PROFIT
                            --------------------------   -------------------------
                            FISCAL YEAR ENDED JUNE 30,   FISCAL YEAR ENDED JUNE 30,
                            --------------------------   -------------------------
                              1995      1996      1997     1995     1996      1997
                             -----     -----     -----    -----    -----     -----
                                                ($ in Millions)
Sassafras Group .....        $40.1     $40.0     $27.3    $14.8    $13.9     $10.9
La Blanca Group .....         34.3      32.4      35.6      7.6      8.5      12.3
Import Group ........          0.6       0.5       0.1     -0.1     -0.2       0.0
AVE .................          1.5       2.5       3.3      0.5      1.0       1.4
                             -----     -----     -----    -----    -----     -----
     Total                   $76.5     $75.4     $66.3    $22.8    $23.2     $24.6
                             =====     =====     =====    =====    =====     =====


DESIGN AND MANUFACTURING

     The Company's product lines have been well-received in the marketplace due to AVI's innovative combinations of color, fabric, style and pattern, as well as heavy emphasis on proper fit. Input into the design process is obtained from close contact with department and specialty store buyers as well as customer responses to designs offered in "Early Cruise" lines two to three months before the major selling season. AVI schedules its design process to ensure that it has a full complement available for the "Early Cruise" season, as this season affords AVI with an opportunity to revise its production schedule depending on the success of each particular style.

     AVI purchases the majority of its textile inputs from American manufacturers of nylon Lycra spandex - based knitted fabric. The Company's major suppliers include Guilford Mills, Inc. and Lida Stretch Fabrics, Inc. The Company does not believe it is reliant on any one supplier.

     AVI is able to maintain control over the manufacturing process while achieving a degree of flexibility to respond to market changes. All of AVI's cutting is performed in-house at its Gardena, California facility. Four Company operated facilities in South Gate, El Monte, Norwalk and Oxnard, California fulfill approximately 33% of AVI's sewing requirements. These plants manufacture the Company's labels and products exclusively. AVI currently subcontracts outside contractors the remaining 67% of its sewing requirements, of which approximately 78% is subcontracted to local Los Angeles area contractors and 22% to Mexico contractors. AVI maintains control over the quality of the garments at all sewing facilities through its quality control staff who approve all cuts at the sewing site. All plants have been moved to an 11-month production cycle to minimize the impact of seasonality. This is achieved through various cut-up and Private Label programs which help absorb the fixed overhead during otherwise non productive periods.

     As a result of various changes and trends in the apparel industry, the Company believes that long term it must increase its lower cost Mexican production capacity. Therefore, the Company has committed to establishing a sewing plant in Mexico. AVI has formed an operating company and has obtained a Maquiladora Permit. The Company has signed a letter of intent to lease the land and the building, with an option to purchase. The construction of the building is complete and the lease is in the final stages of negotiation. The facility is located near Cuernavaca, approximately one hour south of Mexico City. In year two of its operation, the Company believes the plant will accommodate 300 operators, which will be capable of producing 33% of the Company's current production needs. The investment in start-up costs, equipment and improvements will be approximately $2 million, excluding the 5 year lease. AVI expects that this plant will make a significant contribution to its operating income, as the fully loaded wage rate in Mexico is approximately 25% of the comparable U.S. rate.

DISTRIBUTION AND SALES

     AVI sells its product lines through all major distribution channels. AVI's brands are sold through prestige department stores such as Saks, Bloomingdales, Lord & Taylor and Nordstrom, and traditional department stores such as Dillards, Macy's and Robinson May and specialty stores such as Everything But Water and California Sunshine. AVI sells branded close - out merchandise to MARMAXX Group and Ross. AVI sells Private Label products to Wal*Mart, JC Penney and Sears. AVI's top ten customers accounted for approximately 42% of gross sales and no single customer for more than 9% of AVI's gross sales in fiscal 1997.

     Although AVI's design process targets the ultimate consumer, in order to optimize the distribution of AVI's products, the Company's marketing process targets the specific buyer characteristics of each distribution channel. In particular, department store buyers and national chain store buyers tend to focus on items such as pricing and product availability. As a result, AVI provides these buyers with significant guidance in style selection. Conversely, local specialty store buyers tend to be much more design conscious, and AVI must instead concentrate its marketing efforts on coordinating product delivery and payment schedules.

     Because of the seasonal nature of the swimwear industry, significant functions in the design and selling process typically occur on a well - defined time schedule. The following schedule illustrates this pattern for the product lines developed for a Cruise Season.

        Function                         Time Frame
-----------------------               -----------------
Line Development                      November to July
Marketing                             July to May
Manufacturing and Sales               August to June

     These time parameters reflect the peak activity for a given function. Based on the results of the nationwide Early Cruise Season, during which buyers make their selections for the season from the full range of product lines offered by the industry, swimsuit manufacturers modify production schedules in order to accommodate the expected demand for their products during Cruise. Manufacturing occurs between August and May and peak shipping occurs between November and June.

     In order to optimize its product offerings, AVI takes full advantage of the "Early Cruise" season by providing test product lines and working closely with buyers to obtain feedback for the Cruise season. AVI encourages early ordering by specialty stores, offering dating programs that allow up to 102 days for payment at the start of the season. AVI offers an exchange program where AVI takes back slow moving products in exchange for more popular selling products. During the past three years, returns and allowances have averaged 7.5% of gross sales.

     AVI maintains national showrooms in Los Angeles and New York which are staffed by a total of four clerical and four employed salespeople. AVI covers other major markets by utilizing independent sales representatives from 17 different organizations. These independent sales representatives are paid a commission based on a fixed percentage of net sales, with lower rates established for off - price or promotional sales. In addition, two officers of the Company and two sales principals of each brand Group play an active role in developing customer relationships and managing certain house accounts. The most extensive marketing effort occurs at tradeshows, where the Company's products are showcased along with competitors' merchandise. Major tradeshows occur in Florida, New York and Los Angeles, usually from July through October.

FACTORING

     The Company currently factors substantially all of its accounts receivable with Republic Factors Corporation and does not anticipate any changes in this practice. Under the factoring agreement, the factor purchases substantially all of the Company's accounts receivable and assumes substantially all credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company employs eight employees who are responsible for following up on adjustments claimed by customers on invoices prepared by the factor. Subject to restrictions under the Company's Credit Facility, the Company can draw advances from the factor if desired based on a pre-determined percentage of accounts receivable sold.

COMPETITION

     The women's swimwear segment of the apparel industry is highly competitive and fragmented. The Company must remain competitive in the areas of style, quality, brand recognition, price and customer service. The Company competes with numerous apparel manufacturers, including companies marketing predominantly swimwear, companies marketing a full line of apparel and others which, unlike the Company, have become vertically integrated by expanding into retail distribution. Many of the Company's competitors have greater financial resources than the Company.

     In general the branded women's swimwear business is dominated by AVI, Jantzen (a division of VF Corp.), Beach Patrol ( a privately held company ), Sirena and Authentic Fitness, Inc. The balance of the industry is characterized by small companies with sales of less than $10 million.

     Foreign competition has not historically been a significant factor in swimsuit manufacturing for three major reasons: (i) material, rather than labor, is the highest cost component in swimsuits, (ii) foreign producers have historically been unable to fit the consumer as well as domestic producers who retain control over the manufacturing process and (iii) domestic manufacturers can provide shorter delivery and reorder lead times.

EMPLOYEES

     During the peak season from July through April, the production headcount increases from approximately 125 to 575. None of the Company's workforce is unionized, and employee relations are considered to be good. The employee count as of June 30, 1997 was as follows:


                                                         NUMBER OF
                                                         EMPLOYEES
                                                         ---------
Executive Management                                          4
Administrative                                               47
Design and sample makers                                     56
Production                                                  234
Marketing and Showroom                                       11
Shipping and Distribution                                    53
                                                            ===
                                                            405
                                                            ===

TRADEMARKS AND LICENSING AGREEMENTS

     Company owned brands are protected by trademark registration or similar protection in the United States and most other markets where the related products are sold. These trademark rights are enforced and protected by litigation against infringement as necessary. The Company has also granted licenses to other parties to manufacture products under the Company's trademarks in product categories and/or geographic areas in which the Company does not operate.

     In February 1997, the Company entered into a license agreement with Ocean Pacific Apparel Corp. for the design, manufacture and marketing of children's, pre-teen and junior's swimwear and related cover-ups, special make-up goods and tee-shirts under the "Ocean Pacific" and "OP" brand names. The agreement covers the U.S. and its territories and is valid for a term up to and including June 30, 2000 and provides for the payment of certain minimum royalty and advertising payments based on net sales for each agreement year. Ocean Pacific Apparel Corp. has the right to approve design specification of products bearing the licensed trademark.

     In June 1996, the Company entered into a license agreement with Nautica Apparel, Inc. for the design, manufacture and marketing of women's swimwear and related cover - ups under the "Nautica" brand name. The agreement covers the U.S. and its territories and is valid for a term up to and including June 30, 2000 and provides for the payment of certain minimum royalty and advertising payments based on net sales for each agreement year. Nautica Apparel, Inc. has the right to approve design specifications of products bearing the licensed trademark.

     Minimum annual royalty payments under these licensing agreements are approximately $328,000, $361,000 and $397,000 for the years ending June 30, 1998, 1999, and 2,000 respectively.

     Management believes that loss of any license would not have a material adverse effect on the Company.


BACKLOG

     Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business , the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. At January 31, 1997 the Company's backlog was approximately $25.4 million. See "Seasonality" below.


SEASONALITY

     The Company's business is highly seasonal. In fiscal 1997, approximately 78% of the Company's gross sales were generated in the second half of its fiscal year. The Company expects this pattern to continue in its current and subsequent fiscal years. This seasonality and the relatively long lead times required to design and manufacture new products have led to the development of this standard selling cycle. The Company operates with a deficit in cash flow from operations (seasonal working capital requirements) for the first nine months of each fiscal year.



CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain statements included in Item 1 - "Business", Item 3 - "Legal Proceedings" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward - looking statements" within the meaning of the federal securities laws. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto.

     These forward - looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward - looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward looking statements.

     Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for swimwear; changes in trends in the swimwear industry market in which the Company competes; actions of competitors that may impact the Company's business; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, recession and other external economic and political factors which the Company has no control.

ITEM 2 . PROPERTIES

     The following is a summary of all Company operated facilities:


                                                                             SQUARE     LEASED OR
           FACILITY                                    LOCATION              FOOTAGE      OWNED
-------------------------------                 ----------------------       -------    ---------
Corporate Headquarters and                      204 W. Rosecrans Ave.
     Finished Goods Warehouse                   Gardena, CA.                  63,000      Owned

Fabric & Trim Warehouse and                     230 W. Rosecrans Ave.
     Cutting Operations                         Gardena, CA.                  63,600      Leased

Shipping Department and                         312 E. Rosecrans Ave.
     Finished Goods Warehouse                   Gardena, CA.                  48,964      Leased

AVI Sewing Plant                                11101 Palmer Ave.
                                                South Gate,  CA               17,000      Leased

AVI Sewing Plant                                14010 Shoemaker Ave.
                                                Norwalk,  CA                  24,468      Leased

AVI Sewing Plant                                12228 Barringer St.
                                                El Monte, CA                  13,350      Leased

AVI Sewing Plant                                1701 Fiske Place
                                                Oxnard,  CA                   20,480      Leased

Eastern Showroom                                1411 Broadway #3111
                                                New York,  NY                  5,175      Leased

Western Showroom                                110 E. 9th St. #C1117
                                                Los Angeles,  CA               2,805      Leased

Offices, Cutting Operations and Finished        Bairro Campo da Bola
     Goods Warehouse - Portugal                 Albarraque
                                                2735 Rio de Mouro, PORTUGAL   10,753      Leased

Sewing Plant - Portugal                         Estrada de Alvide, 603
                                                Abuxarda
                                                2750 Cascais, PORTUGAL         6,451      Leased
                                                                             -------
                       Total                                                 276,046
                                                                             =======


     The Company believes that the existing facilities are in good condition and adequate to meet its current and reasonably foreseeable manufacturing requirements.

     The Company owns substantially all of the equipment used in all of its facilities.



ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation. No litigation in which the Company is presently involved is material to its financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock. AVI Holdings, Inc. owns 100% of the Company's common stock.


ITEM 6. SELECTED FINANCIAL DATA ( $ IN MILLIONS)

     The following table presents selected consolidated historical financial data of the Company and the Predecessor:

                                       JUNE 30,
                         -------------------------------------
                          1993    1994    1995    1996    1997
                         -----   -----   -----   -----   -----
BALANCE SHEET DATA:
Working capital          $16.5   $26.7   $19.5   $19.2   $19.1
Total assets              31.4    52.2    66.0    52.0    50.4
Long - term debt          --      39.3    39.3    38.0    38.0
Stockholder's equity      18.2     8.1     2.6     3.8     2.8


                                                       THE COMPANY
                                              THE       AND THE
                                          PREDECESSOR  PREDECESSOR           THE COMPANY
                                           ------------------------    -------------------------
                                                         COMBINED
                                                         52 WEEKS
                                            YEAR ENDED     ENDED           YEAR ENDED JUNE 30,
                                             JUNE 30,     JUNE 30,     -------------------------
                                                1993        1994        1995      1996      1997
                                               -----       -----       -----     -----     -----
OPERATING DATA:
                                                       (AS RESTATED)
                                                            (6)
  Net sales                                    $72.2       $69.0       $76.5     $75.4     $66.3
  Gross profit                                  28.0        26.6        22.8      23.1      24.6
  Operating expenses                            18.3        18.4        22.3      19.7      19.4
  Depreciation & amortization                    0.6         0.8         2.1       2.5       1.9
  Income (loss) before income taxes              9.6         7.0        (6.1)     (4.1)     (1.2)
  Net income (loss)                              9.3         6.9        (4.2)     (2.8)     (0.9)
  Unaudited pro forma:
      Provision (benefit) for income taxes      $3.9(1)     $2.8(1)    ($1.9)    ($1.3)    ($0.3)
      Net income (loss)                          5.7         4.2        (4.2)     (2.8)     (0.9)
  Capital Expenditures                           1.0         3.9         1.7(2)    0.6       0.8
  Ratio of earnings to fixed charges (3)        12.9x        5.6x        0.1x      0.4x      0.8x

OTHER FINANCIAL DATA: (4)
  EBITDA                                       $11.1     $   9.8     $   2.5      $5.0(7)  $ 6.1(8)
  EBITA                                         10.5         9.0         1.2       3.9       5.1
  Net sales growth                               3.8%       -4.4%       10.9%     -1.5%     -12.1%
  Gross margin                                  38.7%       38.5%       29.8%     30.6%     37.1%
  EBITDA margin                                 15.4%       14.2%        3.3%      6.6%      9.2%

    EBITDA / Net interest expense                2.1x(5)     1.8x(5)     0.4x      0.7x      1.1x
    EBITA / Net interest expense                 2.0x(5)     1.7x(5)     0.2x      0.6x      0.9x


CASH FLOW INFORMATION:
    Operating activities                        $4.6        $6.1      ($10.3)     $8.3     $ 4.5
    Investing activities                        (1.4)      (39.8)       (1.9)     (0.8)     (0.9)
    Financing activities                        (2.9)       32.9        12.3      (8.0)     (3.4)

-----------------------

(1) For historical periods presented through May 23, 1994, the Company was an "S" corporation and, accordingly, was not subject to corporate income taxes, except in certain states. The pro forma income tax information has been computed as if the Company had been subject to corporate income taxes for all the periods presented, through May 23, 1994, based on the tax laws in effect during the periods.

(2) This includes the cost of certain real estate acquired pursuant to the Acquisition and the allocation of excess purchase price in the Acquisition to equipment.

(3) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income before income taxes plus fixed charges, and "fixed charges" consist of interest expense. For fiscal 1996 and 1997 earnings were inadequate to cover fixed charges by $4.1 million and $1.2 million respectively.

(4) The Company has included information concerning EBITDA and EBITA because it understands that such information is used by certain investors as measures of the Company's operating performance. EBITDA and EBITA should not be considered as alternatives to, or more meaningful than, income from operations or cash flow (as determined in accordance with generally accepted accounting principles ) as measures of the Company's operating performance. EBITDA and EBITA do not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. Furthermore, EBITDA and EBITA presented herein may not be comparable to similarly titled measures of other companies because of variations of the "adjustments" that might exist in the computations.

                                                                THE COMPANY
                                                       THE        AND THE
                                                   PREDECESSOR  PREDECESSOR           THE COMPANY
                                                   ------------------------  -----------------------------
                                                                 52 WEEKS
                                                     YEAR ENDED    ENDED         YEAR ENDED JUNE 30,
                                                       JUNE 30,   JUNE 30,   ----------------------------
                                                         1993       1994      1995       1996       1997
                                                     ----------  ---------   -----      -----      -----

Net income (loss)                                        $ 9.3      $6.9     ($4.2)     ($2.8)     ($0.9)
Add:
     Interest expense, net of interest income
             and amortization of debt issue costs          0.6       1.4       6.5        6.7        5.5
     Provision (benefit) for income taxes                  0.3       0.1      (1.9)      (1.3)      (0.3)
     Amortization of goodwill and
             organization costs                             --        --       0.3        0.4        0.3
     Amortization of debt issue costs                       --        --       0.5        0.6        0.5
     Miscellaneous (*)                                     0.3       0.6       --         0.3         --
                                                         -----      ----     -----      -----      -----
     EBITA                                                10.5       9.0       1.2        3.9        5.1
     Depreciation                                          0.6       0.8       1.3        1.1        1.0
                                                         -----      ----     -----      -----      -----
     EBITDA                                               11.1       9.8       2.5        5.0(**)    6.1(***)

     Other measures of performance, including the Net Sales Growth, Gross Margin, and EBITDA and EBITA margins and ratios to net interest expense, are presented as additional information which management considers relevant to the performance of the Company. The measures of Sales Growth and Gross Margin are customarily considered key indicators of performance within the apparel industry, and the EBITDA and EBITA margins and ratios are relevant to investors in debt instruments. Management believes this additional information is relevant to an investor's understanding of the Company's performance since it is believed such information is used to measure performance of other companies in the apparel industry and those which are significantly debt financed.


(*) Amounts are adjusted to exclude lease expenses of $0.3 for each of the years ended June 30, 1993 and 1994, to give effect to the acquisition of certain real estate assets and $0.3 for the Combined 52 weeks ended June 30, 1994 to adjust for one - time bonus compensation. In 1996, the Company recorded an extraordinary item of $0.3 million related to the write-off of deferred debt issue costs and bond discount due to the repurchase of $4.0 million of Senior Notes.

(**)  See Note 7 below.

(***) See Note 8 below.

(5) Coverages are based on pro forma net cash interest expense of $5.3 million, consisting of $4.9 million on the Senior Notes and $0.4 million on the revolver debt.

(6) During the course of attempting to reconcile book to physical inventory differences as of June 30, 1995, the Company discovered that inventory as of June 30, 1994 had been overstated by $1,331,000. This overstatement pertained to two items of inventory for which the quantity had been recorded incorrectly into the inventory costing program after a physical count. As a result, gross profit and net income of the Company for the five weeks ended June 30, 1994 would have been reduced by approximately $93,000 and $56,000, respectively, and gross profit and net income of the Predecessor for the forty - seven weeks ended May 22, 1994 would have been reduced by approximately $1,238,000 and $1,201,000, respectively.

      The financial statements have been adjusted to correct for this error for the combined 52 weeks ended June 30, 1994. The effect of this adjustment on various amounts in the June 30, 1994 balance sheet are as follows:

           Decrease additional paid - in - capital             $492,000
           Increase goodwill                                    709,000
           Increase deferred tax assets                          74,000
           Decrease retained earnings                            56,000
                                                             ----------
           Decrease inventory                                $1,331,000

     The company had processes in place which were intended to detect such instances of overstated inventory at the time the error was made, however, the process failed to detect and correct the problem. As a result, the Company has implemented additional inventory controls to prevent the recurrence of such a situation. In addition, the Company examined its entire inventory management and control processes and implemented changes to enhance the effectiveness of overall inventory management. Such additional processes and controls include enhancements to data processing systems, routine and regular inventory variance analysis, purchasing controls, and others. Management believes the existing system of inventory control is functioning effectively.


(7) Certain charges were incurred in fiscal 1996, totaling $1.6 million, affecting EBITDA that were not expected to recur in fiscal 1997. These charges include : $1.2 million in additional markdowns on prior season raw material and finished goods inventory, due to decline in value of merchandise; $0.2 million in bad debt write-offs; and $0.2 million of other miscellaneous charges to operations. Had these charges not occurred, the adjusted EBITDA would have been $6.6 million.

(8) Certain charges were incurred in fiscal 1997, totaling $0.9 million, affecting EBITDA that are not expected to recur in fiscal 1998. These charges include: $0.4 million (including legal fees) in connection with a legal settlement; $0.3 million executive severance pay accrual; and $ 0.2 million in miscellaneous charges to operations. Had these charges not occurred, the adjusted EBITDA would have been $7.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables also set forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the years ended June 30, 1997, 1996 & 1995.

                                                                   Year Ended June 30,
                                   -------------------------------------------------------------------------------
                                      1997             %           1996             %         1995             %
                                   -----------       -----      -----------       -----    -----------       -----
NET SALES                          $66,262,000       100.0%     $75,389,000       100.0%   $76,540,000       100.0%

COST OF SALES                       41,673,000        62.9%      52,252,000        69.3%    53,762,000        70.2%
                                   -----------       -----      -----------       -----    -----------       -----

    Gross profit                    24,589,000        37.1%      23,137,000        30.7%    22,778,000        29.8%

OPERATING EXPENSES
    Design                           2,510,000                    2,310,000                  2,864,000
    Selling                          6,112,000                    6,612,000                  7,779,000
    Shipping                         1,923,000                    1,940,000                  1,988,000
    General and administrative       8,877,000                    8,877,000                  9,681,000
                                   -----------       -----      -----------       -----    -----------       -----

                                    19,422,000        29.3%      19,739,000        26.2%    22,312,000        29.2%
                                   -----------       -----      -----------       -----    -----------       -----

         Income from operations      5,167,000         7.8%       3,398,000         4.5%       466,000         0.6%

OTHER (EXPENSE) INCOME
    Interest expense                (5,946,000)                  (7,351,000)                (7,001,000)
    Royalty income                     214,000                      278,000                    167,000
    Other                             (599,000)                    (402,000)                   269,000
                                   -----------       -----      -----------       -----    -----------       -----

                                    (6,331,000)       -9.6%      (7,475,000)       -9.9%    (6,565,000)       -8.6%
                                   -----------       -----      -----------       -----    -----------       -----

LOSS BEFORE INCOME TAX BENEFIT      (1,164,000)       -1.8%      (4,077,000)       -5.4%    (6,099,000)      -8.0%

INCOME TAX BENEFIT                    (264,000)       -0.4%      (1,309,000)       -1.7%    (1,944,000)      -2.5%
                                   -----------       -----      -----------       -----    -----------       -----

NET LOSS                             ($900,000)       -1.4%     ($2,768,000)       -3.7%  ($ 4,155,000)      -5.4%
                                   ===========       =====      ===========       =====    ===========       =====

FISCAL 1997 VS. 1996

NET SALES

     The Company's net sales in fiscal 1997 decreased $9.1 million or 12.1%. This decrease was due primarily to the decrease in sales of prior season merchandise of $6.0 million and a $9.5 million decrease in current season merchandise sales in the Sassafras Group, offset by a $5.6 million increase in current season merchandise sales in the La Blanca Group and a $0.8 million increase in sales for Apparel Ventures, Europe. The decrease in sales in the Sassafras Group was due to a poor reception in the marketplace of the Group's design, style and color direction. During the last quarter of fiscal 1997, the President, design team and sales management for the Sassafras Group were replaced.

GROSS PROFIT

     The gross profit increased $1.5 million or 6.3% from 30.7% of net sales in 1996 to 37.1% of net sales in 1997. This increase in gross profit occurred despite a $9.1 million decrease in net sales. The increase was primarily due to a general improvement in profitability on current season branded merchandise; a 19% increase in the Private Label margins due to improved selling prices; a $6.0 million decrease in prior season merchandise sales, with little or no margin; and reduced markdowns on inventory due to better inventory management.

OPERATING EXPENSES

     Operating expenses decreased $0.3 million from $19.7 million in fiscal 1996 to $19.4 million in fiscal 1997. Operating expenses increased as a percent of net sales from 26.2% in fiscal 1996 to 29.3% in fiscal 1997. This percentage increase is due primarily to the marked decrease in net sales and the fact that much of the operating expenses are fixed at this level of operation. Design expenses increased $0.2 million due to increased print screen development costs. Selling expense decreased $0.5 million due to reduced net commissions on lower sales of $0.4 million and reduced advertising of $0.6 million offset by increased sample expenses of $0.5 million. Distribution and general and administrative expenses basically remained unchanged but increased as a percent of net sales. net sales.

OTHER INCOME ( EXPENSE )

     Other expense decreased $1.1 million (net) or 15.3% from $7.5 million (net) or 9.9% of net sales in fiscal 1996 to $6.3 million (net) in fiscal 1997 due primarily to reduced interest expense of $1.4 million, offset by additional other expense related to a legal settlement and reduced royalty revenue due to the conversion of an international license agreement from a license to a distribution agreement.

INCOME TAX BENEFIT AND NET LOSS

     Net loss before income tax benefit was $(1.2) million in fiscal 1997 compared to $(4.1) million in fiscal 1996. The $2.9 million decrease in net loss reflects the (i) improved gross profit margin of $1.5 million, (ii) reduced operating expenses of $0.3 million, and (iii) reduced other expenses of $1.1 million (mainly due to decrease in interest expense).

     The Company's effective income tax benefit rate for fiscal 1997 was (22.6)% compared to (32.1)% in fiscal 1996. The Federal and state net operating loss carryforwards amount to approximately $10,109,000 and $4,704,000 respectively, as of June 30, 1997. Unused net operating loss carryforwards expire between fiscal 2009 and 2012. Future benefits associated with the Company's net operating loss carryforwards will be realized as the Company realizes taxable income.

FISCAL 1996 VS. 1995

NET SALES

     The Company's net sales in fiscal 1996 decreased slightly by $1.2 million or 1.5%. This decrease was primarily due to a decrease in sales in the La Blanca Group as follows : La Blanca label of $3.8 million or 17.6%; and Azul label of $1.3 million or 31.2%; offset by $0.7 million or 25.4% increase in Elisabeth Stewart and a $1.4 million or 46.4% increase in Private Label and $0.9 million or 43% increase in AVE sales. The decline in La Blanca was planned in an effort to reposition the line after a disappointing 1995 season.

GROSS PROFIT

     The gross profit margin increased $0.4 million from 29.8% of net sales in 1995 to 30.7% in 1996. The increase in margin was primarily due to the following:

     - La Blanca Group gross profit increased $0.8 million or 10% due to a $1.1 million improvement in gross margin or 14%, offset by $0.3 million reduction in profit, as a result of decreased sales, as discussed above. The improvement in this group was due to the effect of better controls over production and inventory.

     - Sassafras Group gross profit decreased $0.9 million or 6% due primarily to additional markdowns taken on 1995 and prior season raw material and finished goods inventory as a result of declining value of merchandise.

     - AVE gross profit increased $0.6 million or 127% due to the increase in sales and the improved work flow of the plant.

     Overall, the improvement in gross margin occurred despite a 200,000 unit increase in the sale of prior season merchandise with little or no margin and a $1.2 million charge for markdowns on prior season raw material and finished goods inventory due to declining value. Going forward, management believes it has established the controls to ensure significant improvement in gross margin. These controls, along with the significant decrease in inventory should favorably impact the margin for fiscal 1997.

OPERATING EXPENSES

     Operating expenses decreased from 29.2% of net sales in fiscal 1995 to 26.2% of net sales in fiscal 1996. This $2.6 million decrease in operating expenses was the result of : (a) decrease in design expenses of $0.7 million in the La Blanca Group, due to improved cost controls, (b) reduced sales commissions of $1.1 million, due to a 13% reduction in commission rates and the effect of Private Label and clearance merchandise sales, and (c) reduced general and administrative expenses of $0.5 million, the result of the divisional re-organization during the first quarter of fiscal 1996.

OTHER INCOME (EXPENSE)

     Interest expense increased to $7.4 million in fiscal 1996 from $7.0 million in fiscal 1995. Interest expense in fiscal 1996 includes $4.7 million related to the Senior Notes, $2.0 million working capital loan interest and $0.7 million related to the amortization of deferred loan costs. Interest expense in fiscal 1995 includes $5.0 million related to Senior Notes, $1.5 million working capital loan interest and $0.5 million related to the amortization of deferred loan costs. The increase in interest expense for the working capital loan by approximately $0.5 million is mainly due to the high inventory balance and lack of liquidity at the end of fiscal 1995, which adversely affected the Company's cash flow situation in fiscal year 1996. This increase was offset by $0.3 million decrease in interest expense on Senior Notes due to the purchase of 10% of the outstanding Senior Notes and $0.2 million increase in amortization of deferred loan costs.

     Royalty income increased to $0.3 million in fiscal 1996 from $0.2 in fiscal 1995 mainly due to the increased sales by international licensees. Other expense increased to $(0.4) million from $0.3 million income in June 1995, due primarily to write-off of $0.3 million of deferred debt issue costs and bond discounts as a result of the repurchase of $4.0 million of Senior Notes and $0.2 million in foreign exchange loss and $0.2 million in other miscellaneous charges to operations.


INCOME TAX BENEFIT AND NET LOSS

     Net loss before income tax benefit was $(4.1) million in fiscal 1996 compared to $(6.1) million in fiscal 1995. The decrease in net loss reflects the
(i) improved gross profit margin of $0.4 million, ( ii) reduced operating expenses of $2.5 million and (iii) increased other expenses of $0.9 million.

     The Company's effective income tax benefit rate for fiscal 1996 was (32.1)% compared to (31.9)% in fiscal 1995. The Federal and state net operating loss carryforwards amount to approximately $8,990,000 and $4,064,000 respectively, as of June 30, 1996. Unused net operating loss carryforwards expire between fiscal 2009 and 2011. Future benefits associated with the Company's net operating loss carryforwards will be realized as the Company realizes taxable income.


CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital increased from $19.2 million in fiscal 1996 to $19.3 million in fiscal 1997. The cash provided by operations was $4.5 million in 1997, compared with $8.3 million in fiscal 1996. The decrease in cash provided from operations in fiscal 1997 compared to fiscal 1996 was primarily due to the liquidation of the 1995 finished goods inventory in 1966 which, because of significantly improved controls, did not re-occur in fiscal 1997.

     The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through May 23, 1999 ( see Note 6 accompanying the financial statements, incorporated herein by reference ). The credit agreement with the bank also includes a $2,450,000 term loan which is due May 23, 1999. The term loan is collateralized by receivables, finished goods inventories and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

     The line of credit contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. For the year ended June 30, 1997 the Company failed to meet the minimum tangible net worth and fixed charge coverage ratio requirement as required by the credit agreement. The covenant violations were waived by the lender.

     The indenture governing the Senior Notes contains customary covenants regarding maintaining specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1995 the Company failed to meet the fixed charge coverage ratio covenant and was in default under other non-monetary covenants. As a result, under the indenture, the Company was obligated to offer to repurchase, at face value, 10% of the outstanding Senior Notes or $4.0 million. On December 5, 1995 the Company repurchased the Senior Notes tendered with an infusion of capital from its President and Parent.

     For the year ended June 30, 1996 the Company failed to meet the fixed charge coverage ratio requirement under the indenture governing the Senior Notes. This violation was waived by the bondholders. In connection with such waiver, AVI Holdings issued to the bondholders warrants to purchase approximately 5.0% of the stock of of AVI Holdings.

     For the year ended June 30, 1997 the Company failed to meet the fixed charge coverage ratio requirement under the indenture governing the Senior Notes. This violation was waived by the bondholders.

     AVI has formed an operating company in Cuernavaca, Mexico. To support this Mexican operation, AVI will invest approximately $1.0 million in a factory building through a five year lease and approximately $1.0 million in equipment through fiscal year 1998.

     The Company does not have any mandatory long - term debt principal payment requirements until May 1999. Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the fiscal year ending June 30, 1998.

     At June 30, 1997, the net collateral availability under the line of credit was approximately $11,300,000.

PARENT COMPANY CAPITAL STRUCTURE

     The capital structure of the Parent company to Apparel Ventures, Inc. is described in detail in Note 12 in the accompanying financial statements. The Parent company's capital structure includes debt, common stock, and preferred stock. Since Apparel Ventures, Inc. is a wholly owned subsidiary of the Parent and the sole operating unit of the consolidated entity, the Company is the sole source of operating cash to be paid by the Parent on such securities in the form of interest, dividends, principal repayments, or redemptions which may occur. The cash required by the Parent for such purposes will be provided by dividends or cash advances by the Company if and when such payments are required. Cash payments by the Company to the Parent in the form of advances or dividends is precluded or restricted in certain circumstances by the indenture governing the Senior Notes. Management does not anticipate making significant advances of cash or distributions of dividends in the near future.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and the report of Independent Auditors thereon and the Financial Statement Schedule listed in the accompanying Index to Financial Statements are hereby incorporated by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                            PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to each of the Company's directors and executive officers. Each of the persons named below is elected to their respective office or offices annually.

NAME, AGE AND PRESENT POSITION        PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
WITH THE COMPANY                      OTHER DIRECTORSHIPS;  BUSINESS EXPERIENCE
--------------------------------------------------------------------------------
MARVIN L. GOODMAN, 64                 Mr. Goodman has been the President and
President,                            Chairman of the Board and a Director of
Director,                             the Company since May, 1994. He held
Chairman of the Board of Directors    similar positions with the Predecessor
                                      which he founded in 1976 after selling
                                      Maro Manufacturing Co. (dba High Tide
                                      Swimwear), a company which he founded in
                                      1961, to Warnaco in 1974. Mr. Goodman
                                      holds a Bachelor of Science Degree from
                                      the University of California at Berkeley,
                                      a Masters of Business Administration from
                                      the University of Pennsylvania's Wharton
                                      School of Business and an Advanced
                                      Management Program Certificate from the
                                      Harvard School of Business.

WILLIAM F. SINGLETARY, 49             Mr. Singletary has been Chief Financial
Chief Financial Officer               Officer of the Company since June, 1995.
                                      For more than five years he was the
                                      controller for Catalina/Cole of
                                      California (a division of Taren Holdings),
                                      which was bought by Authentic Fitness
                                      Corp. (a designer, manufacturer and
                                      marketer of swimwear, swim accessories and
                                      active fitness apparel) where Mr.
                                      Singletary was Vice President of Finance.
                                      Mr. Singletary holds a Bachelor of Arts
                                      Degree in Economics and a Masters of
                                      Business Administration from Rutgers
                                      University.

ANNE HANSON, 34                       Ms. Hanson joined AVI in 1994 as President
President, La Blanca Group            of the Private Label Division, and in July
                                      1995 she became President of the La Blanca
                                      Group. Before joining AVI, she had been
                                      with Sirena for approximately six years as
                                      Sales and Merchandising Manager for the
                                      Anne Klein and Private Label lines. Ms.
                                      Hanson was also an Assistant Buyer with
                                      Robinsons Department Stores in Los
                                      Angeles, California. Ms. Hanson graduated
                                      from the University of Denver in 1985.

JEFF TURPIN, 43                       Mr. Turpin joined AVI in March 1997 as
President, Sassafras Group            Vice President of Sales and Marketing. He
                                      was promoted to President of the Sassafras
                                      Group in May. Before Joining AVI he had
                                      been with Authentic Fitness Corp. for
                                      three years, his last position being
                                      President of the Designer Division. Mr.
                                      Turpin was with Jantzen (a division of V F
                                      Corp.) for ten years. Mr. Turpin graduated
                                      from Indiana State University in 1977.


JOHNR. LOWDEN, 40                     Mr. Lowden has been a Vice President and
Director                              Director of the Company since April, 1994.
                                      Mr. Lowden has been a partner in The
                                      Jordan Company, a private merchant banking
                                      firm since 1985. He serves on the Board
                                      of Directors of American Safety Razor
                                      Company as well as numerous private
                                      companies.

NAME, AGE AND PRESENT POSITION        PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
WITH THE COMPANY                      OTHER DIRECTORSHIPS;  BUSINESS EXPERIENCE
--------------------------------------------------------------------------------

JOHN W. JORDAN II, 49                 Mr. Jordan has served as a Director of the
Director                              Company since May 1994. Mr. Jordan is a
                                      managing partner of The Jordan Company, a
                                      private merchant banking firm which he
                                      founded in 1982. Mr. Jordan is also a
                                      Director of Jordan Industries, Leucadia
                                      National Corporation, American Safety
                                      Razor Company, AmeriKing, Inc., Carmike
                                      Cinemas, Inc., RockShox, Inc. and Motors
                                      and Gears, Inc., as well as other
                                      privately held companies.

DAVID W. ZALAZNICK, 43                Mr. Zalaznick has served as a Director of
Director                              the Company since May 1994. Since 1982,
                                      Mr. Zalaznick has been a managing partner
                                      of The Jordan Company, a private merchant
                                      banking firm. Mr. Zalaznick is also a
                                      Director of Jordan Industries, Carmike
                                      Cinemas, Inc., AmeriKing, Inc., American
                                      Safety Razor Company, Marisa Christina,
                                      Inc., Motors and Gears, Inc. and The Great
                                      American Cookie Company as well as other
                                      privately held companies.

MICHAEL LERNER, 53                    Mr. Lerner has been a Director of the
Director                              Company since May 1994. Mr. Lerner is the
                                      President/CEO and a Director of Marisa
                                      Christina, Inc., a designer and a
                                      manufacturer of women's and children's
                                      apparel and one of the companies
                                      affiliated with The Jordan Company.



ITEM 11- EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table discloses aggregate compensation paid or accrued by the Company for the past three fiscal years to the Company's chief executive officer and to the other four most highly compensated executive officers serving in such capacities at the end of the 1997 fiscal year.

                                                              ANNUAL COMPENSATION
                                                    -----------------------------------------
              Name and                                                            All Other
          Principal Position                        Year    Salary     Bonus     Compensation
      -------------------------                     ----   --------   -------    ------------
      MARVIN L. GOODMAN,                            1997   $271,148   $45,400***
      President and Chairman of                     1996   $262,181   $ 7,500**         $0
      the Board                                     1995   $260,000   $26,165*     $ 8,000(1)


      WILLIAM F. SINGLETARY,                        1997   $180,000        $0           $0
      Chief Financial Officer                       1996   $120,000        $0           $0
                 (Employment commenced June 1995)   1995   $  4,615        $0           $0


      ANNE HANSON                                   1997   $156,000   $25,000           $0
      President, La Blanca Group                    1996   $154,000   $61,000**    $11,296(2)
                                                    1995   $106,000        $0      $12,759(2)


      TERESA DEBRUNO                                1997   $270,472   $163,000***  $14,519(3)
      President, Sassafras Group                    1996   $267,303   $197,000**        $0
                 (Terminated in May 1997)           1995   $260,000   $67,405 *    $ 8,000(1)

-----------------------
   (*) Amount reflects bonus for fiscal 1994 paid in fiscal 1995.
  (**) Amount reflects bonus for fiscal 1995 paid in fiscal 1996.
 (***) Amount reflects bonus for fiscal 1996 paid in fiscal 1997. Bonus for fiscal 1997 is estimated in total but has not allocated to individuals as of September 25, 1997.

   (1) Represents Director Fees.
   (2) Represents commission earned.
   (3) Represents vacation paid.

EMPLOYMENT AGREEMENTS

     In connection with the Acquisition, the Company entered into employment agreements with Mr. Goodman and Ms. DeBruno (collectively, the "Employment Agreements"). The Employment Agreements provide that the employees will be employed for a term of five years, although the Company has the right to terminate any Employment Agreement at any time upon payment of a severance amount equal to the employee's fixed annual compensation for a period of twelve months or eighteen months, depending upon when such termination occurs. Ms. DeBruno was terminated May, 1997. In addition, Mr. Goodman's Employment Agreement will terminate upon the death or permanent disability of the employee; however, the Company will be obligated to pay the employee's fixed annual compensation for a period of 30 days plus all or a portion of such employee's incentive compensation for the year in which such death or permanent disability occurs.

     Mr. Goodman's Employment Agreement provides that he will receive fixed annual compensation plus performance-based incentive compensation. The fixed annual compensation for Mr. Goodman will be $260,000, and will be adjusted annually in direct proportion to increases in the consumer price index. Mr. Goodman's incentive compensation will be two percent (2%) of the Company's pre-tax profits for the year in question (not to exceed the average pre-tax profits of the Company for the past three years) plus three percent (3%) of the Company's pre-tax profits for the year in question in excess of such three-year average.

     Mr. Goodman's Employment Agreements defines "pre-tax profits" of the Company as actual operating income of the Company plus (i) amortization of transaction expenses and goodwill, (ii) interest expense on the Senior Notes,
(iii) management fees and reimbursable expenses payable to Jordan or its affiliates, (iv) directors' fees and expenses and (v) depreciation attributable to certain real estate assets, minus (x) interest income and (y) rent savings attributable to the purchase of certain real estate assets, net of property taxes.

     Mr. Goodman executed and delivered a Noncompetition Agreement that prohibits the employee from competing with the Company or revealing confidential information about the Company for a period equal to the lesser of (i) five years from the date of the Acquisition or (ii) one year following termination of employment.


COMPENSATION OF DIRECTORS

     Directors receive annual fees in the amount of $8,000, plus reimbursement for out-of-pocket expenses incurred in connection with the attendance at meetings. During fiscal 1997 $56,000 was accrued (but not paid) for directors fees.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                           Amount and
                                           Nature of     Percent
                   Name and Address of     Beneficial       of
Title of Class     Beneficial Owner        Ownership      Class
--------------     -------------------     -----------   -------
Common Stock       AVI Holdings, Inc.       1,000         100%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MANAGEMENT AGREEMENT. In connection with the consummation of the Acquisition and the issuance of the Series A Notes, the Company and TJC Management Corporation ("TJC"), an affiliate of Jordan, entered into an agreement (the "Management Agreement") pursuant to which TJC or its designee provides management services to the Company upon consideration of the payment of certain fees, not to exceed $250,000 per annum, and reasonable out of pocket expenses. During fiscal 1997, the Company accrued (but did not pay) fees under the Management Agreement in the amount of $225,000 payable to TJC.

     TAX SHARING AGREEMENT. In connection with the consummation of the Acquisition, the Company and AVI Holdings entered into an agreement pursuant to which the Company pays to AVI Holdings certain payments related to taxes. The payments generally equal the amount of taxes or estimated taxes that the Company would have to pay if any, if it filed a separate return or a consolidated return that included only the Company and its subsidiaries.

     MARVIN GOODMAN TRANSACTIONS. On July 3, 1995, Marvin Goodman, the Company's President, made an advance to the Company for working capital purposes in the amount of $2.45 million. The advance was evidenced by a promissory note bearing interest at 12% per annum. On December 5, 1995 Mr. Goodman assigned this promissory note to AVI Holdings which contributed the promissory note to the capital of the Company, thereby canceling the promissory note. The Company accrued (but did not pay) the interest payable to Mr. Goodman on this advance in the aggregate amount of $129,000 as at June 30, 1996 and 1997. Also on December 5, 1995, Mr. Goodman pledged to Fleet Capital, as security for a term loan made by Fleet Capital to the Company, a trust account holding municipal bonds with a market value of at least $2.89 million.



                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)   FINANCIAL STATEMENTS.                                                             PAGE
                                                                                             -----
           See  "Index to Financial Statements"                                              F - 1

(A)  (2)   FINANCIAL STATEMENTS SCHEDULES.

           Report of Independent Accountants on Financial Statement Schedule                 S - 1
           Schedule  II-Valuation and Qualifying Accounts.                                   S - 2

(A)  (3)   EXHIBITS.

           See "Index to Exhibits"                                                            21

(B)        REPORTS ON FORM 8-K

           The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1997

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     The Company has not sent to its security holders any annual report or proxy materials with respect to its 1997 fiscal year or with respect to any annual meeting of its security holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        APPAREL VENTURES, INC.


                                         /s/  MARVIN L. GOODMAN
                                        ---------------------------------------
                                   By : Marvin L. Goodman
                                        President and Chairman of the Board

                                  Date:         September 25, 1997
                                        ----------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                        Title                                 Date
---------                                                        -----                                 ----

/s/ MARVIN L. GOODMAN
------------------------------------------                                                     September 25, 1997
Marvin L. Goodman                                 President and Chairman of the Board
                                                  and Director
                                                  (Principal Executive Officer)


/s/ WILLIAM F. SINGLETARY
------------------------------------------                                                     September 25, 1997
William F. Singletary                             Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)


/s/ JOHN W. JORDAN
------------------------------------------                                                     September 25, 1997
John W. Jordan II                                 Director




/s/ JOHN R. LOWDEN
------------------------------------------                                                     September 25, 1997
John R. Lowden                                    Director




/s/ DAVID W. ZALAZNICK
------------------------------------------                                                     September 25, 1997
David W. Zalaznick                                Director




/s/ MICHAEL LERNER
------------------------------------------                                                     September 25, 1997
Michael Lerner                                    Director

                                  EXHIBIT INDEX
                                  -------------

The exhibits listed on this Exhibit Index are filed as part of this Form 10-K.

EXHIBIT
NUMBER                             DESCRIPTION
--------    --------------------------------------------------------------------

 3.1*       Certificate of Incorporation of Apparel Ventures, Inc. (formerly AVI
            Acquisition Co.), as amended.

 3.2*       Bylaws of Apparel Ventures, Inc.

 4.1*       Indenture dated as of May 23, 1994 between Apparel Ventures, Inc.
            and American National Bank Trust Company, as Trustee, relating to
            $40,000,000 12.25% Senior Notes due December 31, 2000, Series A and
            Series B.

 4.2*       Form of Series A Notes (included in Exhibit No. 4.1)

 4.3*       Form of Series B Notes (included in Exhibit No. 4.1)

 4.4*       Registration Rights Agreement dated as of May 23, 1994 between
            Apparel Ventures, Inc. and Jefferies & Company, Inc.

10.1* Agreement for Purchase and Sale of Stock dated May 4, 1994 by and among AVI Acquisition Co., AVI Holdings, Inc. and all of the
            Stockholders of Apparel Ventures, Inc.

10.2*       Purchase Agreement dated May 16, 1994 by and among AVI Acquisition
            Co., AVI Holdings, Inc. and Jefferies & Company, Inc.

10.3*       Employment Agreement dated as of May 23, 1994 between Apparel
            Ventures, Inc. and Marvin L. Goodman.

10.4*       Employment Agreement dated as of May 23, 1994 between Apparel
            Ventures, Inc. and William D. Bussiere.

10.5*       Employment Agreement dated as of May 23, 1994 between Apparel
            Ventures, Inc. and Teresa A. DeBruno.

10.6*       Noncompetition Agreement dated as of May 23, 1994 between AVI
            Acquisition Co. and Marvin L. Goodman.

10.7*       Noncompetition Agreement dated as of May 23, 1994 between AVI
            Acquisition Co. and William D. Bussiere.

10.8*       Noncompetition Agreement dated as of May 23, 1994 between AVI
            Acquisition Co. and Teresa A. DeBruno.

10.9*       Tax Sharing Agreement dated as of May 23, 1994 between AVI
            Acquisition Co. and AVI Holdings, Inc.

10.10*      Real Estate Contract dated May 23, 1994 by and among Marvin L.
            Goodman, Patricia Clark and AVI Acquisition Co.

10.11*      Loan and Security Agreement dated as of May 23, 1994 between Apparel
            Ventures, Inc. and Barclays Business Credit, Inc.

10.12       Amendment No.1 and No. 2 to Loan and Security Agreement between
            Apparel Ventures, Inc. and Shawmut Capital Corporation - formerly
            Barclays Business Credit, Inc. (Incorporated by reference to the same number Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.13       Employment Letter dated as of June 7, 1995 between Apparel Ventures,
            Inc. and William F. Singletary (Incorporated by reference to the same number Exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

10.14       Employment Letter dated as of June 12, 1995 between Apparel
            Ventures, Inc. and Anne Hanson. (Incorporated by reference to the same number Exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

EXHIBIT
NUMBER                             DESCRIPTION
--------    --------------------------------------------------------------------

10.15       Amendment No.3 to Loan and Security Agreement between Apparel
            Ventures, Inc. and Shawmut Capital Corporation - formerly Barclays
            Business Credit, Inc. (Incorporated by reference to Exhibit Number
            10.2 to the Registrant's Quarterly report on Form 10-Q for the period ended December 31, 1995).

10.16       Amendment No. 4 to Loan and Security Agreement between Apparel
            Ventures, Inc. and Fleet Capital Corporation - formerly Barclays
            Business Credit, Inc. (Incorporated by reference to Exhibit Number
            10.3 to the Registrant's Quarterly report on Form 10-Q for the period ended March 31, 1996).

10.17       Amendment No. 5 to Loan and Security Agreement between Apparel
            Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
            Capital Corporation (Incorporated by reference to Exhibit No. 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

10.18       Amendment No. 6 to Loan and Security Agreement between Apparel
            Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
            Capital Corporation (Incorporated by reference to Exhibit No. 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997).

12.1        Computation of Ratio of Earnings to Fixed Charges.

21.1        * List of Subsidiaries.

-------------------

(*) Incorporated by reference to the same number Exhibit to the Registrant's
    Registration Statement on Form S-4 (Registration No. 33-80570).

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                    PAGE
                                                                  REFERENCE
                                                                  ---------
Independent Auditors' Report                                         F-2

Consolidated Balance Sheet
        as of June 30, 1997 and June 30, 1996                        F-3

Consolidated Statement of Operations
        For the Years ended June 30, 1997, 1996 and 1995             F-4

Consolidated Statement of Stockholders' Equity
        For the Years ended June 30, 1997, 1996 and 1995             F-5

Consolidated Statement of Cash Flows
        For the Years ended June 30, 1997, 1996 and 1995             F-6


Notes to Consolidated Financial Statements                           F-7 To F-15


                            [MOSS ADAMS LETTERHEAD]





                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Apparel Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Apparel Ventures, Inc. and Subsidiary as of June 30, 1997 and 1996 and the consolidated statements of operations, stockholder's equity, and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apparel Ventures, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.





/s/  MOSS ADAMS LLP
----------------------------------------
MOSS ADAMS LLP


Los Angeles, California
August 19, 1997

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              June 30,
                                                                  --------------------------------
                                                                      1997                1996
                                                                  ------------        ------------
CURRENT ASSETS
  Cash                                                            $    476,000        $    244,000
  Due from factor                                                   12,969,000          15,809,000
  Accounts receivable, net of allowance for
   doubtful accounts and discounts of $468,000 and $445,000          2,540,000           2,528,000
  Inventories                                                        8,372,000           7,684,000
  Deferred charges                                                   2,643,000           1,960,000
  Deferred income taxes                                              1,123,000             999,000
  Prepaid expenses                                                     511,000             227,000
                                                                  ------------        ------------
        Total current assets                                        28,634,000          29,451,000

PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization of
  $3,657,000 and $2,704,000                                          4,675,000           4,810,000

OTHER ASSETS
  Goodwill and organizational costs, net of accumulated
     amortization of $1,019,000 and $682,000                        12,482,000          12,764,000
  Deferred loan costs, net of accumulated amortization
     of $1,641,000 and $1,122,000                                    1,591,000           2,110,000
  Deferred income taxes                                              2,517,000           2,368,000
  Other                                                                502,000             546,000
                                                                  ------------        ------------
                                                                  $ 50,401,000        $ 52,049,000
                                                                  ============        ============

                                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Line of credit                                                  $    841,000        $  4,144,000
  Accounts payable                                                   3,299,000           1,500,000
  Accrued interest payable                                           2,466,000           2,444,000
  Accrued expenses                                                   2,856,000           2,014,000
  Current portion of notes payable                                     108,000             128,000
                                                                  ------------        ------------
         Total current liabilities                                   9,570,000          10,230,000

  SENIOR NOTES PAYABLE                                              35,555,000          35,459,000

  NOTES PAYABLE, net of current portion                              2,483,000           2,559,000

  STOCKHOLDER'S EQUITY
   Common stocks $.01 par value, 10,000 shares authorized,
   1,000 shares issued and outstanding                                   1,000               1,000
   Additional paid-in capital                                       11,038,000          11,038,000
   Cumulative translation adjustment                                  (156,000)            (48,000)
   Accumulated deficit                                              (8,090,000)         (7,190,000)
                                                                     2,793,000           3,801,000
                                                                  ------------        ------------
                                                                  $ 50,401,000        $ 52,049,000
                                                                  ============        ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                            1997                1996                1995
                                                        ------------        ------------        ------------
NET SALES                                               $ 66,261,000        $ 75,389,000        $ 76,540,000

COST OF SALES                                             41,672,000          52,252,000          53,762,000
                                                        ------------        ------------        ------------
             Gross profit                                 24,589,000          23,137,000          22,778,000

OPERATING EXPENSES
 Design                                                    2,510,000           2,310,000           2,864,000
 Selling                                                   6,112,000           6,612,000           7,779,000
 Shipping                                                  1,923,000           1,940,000           1,988,000
 General and administrative                                8,877,000           8,877,000           9,681,000
                                                        ------------        ------------        ------------
                                                          19,422,000          19,739,000          22,312,000
                                                        ------------        ------------        ------------
              Income from operations                       5,167,000           3,398,000             466,000
OTHER (EXPENSE) INCOME
 Interest expense, including amortization
    of deferred loan costs of $519,000, $635,000,
    and $505,000                                          (5,946,000)         (7,351,000)         (7,001,000)
 Royalty income                                              214,000             278,000             167,000
 Other                                                      (599,000)           (402,000)            269,000
                                                        ------------        ------------        ------------
                                                          (6,331,000)         (7,475,000)         (6,565,000)
                                                        ------------        ------------        ------------
 LOSS BEFORE INCOME TAX BENEFIT                           (1,164,000)         (4,077,000)         (6,099,000)

 INCOME TAX BENEFIT                                         (264,000)         (1,309,000)         (1,944,000)
                                                        ------------        ------------        ------------
 NET LOSS                                               $   (900,000)       $ (2,768,000)       $ (4,155,000)
                                                        ============        ============        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             APPAREL VENTURES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY


                                Common Stock          Additional      Cumulative                                       Total
                           ----------------------      paid-in       Translation      Due from      Accumulated     Stockholder's
                           Shares       Amount         Capital        Adjustment       Parent         Deficit          Equity
                           -------   ------------   ------------    ------------    ------------    ------------    ------------
BALANCE, June 30, 1994       1,000   $      1,000   $  8,732,000    $     18,000    $   (350,000)   $   (267,000)   $  8,134,000
  Change in cumulative
    translation adjustment      --             --             --         (69,000)             --              --         (69,000)
  Dividend paid                 --             --     (1,679,000)             --         350,000              --      (1,329,000)
  Net loss                      --             --             --              --              --      (4,155,000)     (4,155,000)
                           -------   ------------   ------------    ------------    ------------    ------------    ------------
BALANCE, June 30, 1995       1,000          1,000      7,053,000         (51,000)             --      (4,422,000)      2,581,000
  Change in cumulative
    translation adjustment      --             --             --           3,000              --              --           3,000
  Dividend paid                 --             --        (15,000)             --              --              --         (15,000)
  Contribution of capital       --             --      4,000,000              --              --              --       4,000,000
  Net loss                      --             --             --              --              --      (2,768,000)     (2,768,000)
                           -------   ------------   ------------    ------------    ------------    ------------    ------------
BALANCE, June 30, 1996       1,000          1,000     11,038,000         (48,000)             --      (7,190,000)      3,801,000
  Change in cumulative
    translation adjustment      --             --             --        (108,000)             --              --        (108,000)
  Net loss                      --             --             --              --              --        (900,000)       (900,000)
                           -------   ------------   ------------    ------------    ------------    ------------    ------------
BALANCE, June 30, 1997       1,000   $      1,000   $ 11,038,000    $   (156,000)   $         --    $ (8,090,000)   $  2,793,000
                           =======   ============   ============    ============    ============    ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             APPAREL VENTURES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                  1997             1996             1995
                                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                    $   (900,000)    $ (2,768,000)    $ (4,155,000)
 Depreciation and amortization                                  1,903,000        2,511,000        2,119,000
 Deferred income taxes                                           (273,000)      (1,318,000)      (1,944,000)
 Other                                                           (108,000)          (4,000)         (69,000)
 Changes in assets and liabilities
    Due from factor                                             2,840,000        1,672,000       (5,244,000)
    Accounts receivable, net                                      (12,000)         (23,000)        (264,000)
    Inventories                                                  (688,000)      12,329,000       (5,989,000)
    Prepaid expenses and other assets                            (922,000)        (123,000)        (268,000)
    Accounts payable                                            1,799,000       (3,219,000)       1,694,000
    Accrued interest, expenses and taxes                          863,000         (746,000)       3,734,000
                                                             ------------     ------------     ------------
           Net cash flows from operating activities             4,502,000        8,311,000      (10,286,000)
                                                             ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of the Predecessor Company                                --               --         (212,000)
 Acquisition of property and equipment                           (817,000)        (587,000)      (1,714,000)
 Acquisition of intangibles                                       (55,000)        (195,000)         (24,000)
                                                             ------------     ------------     ------------
           Net cash flows from investing activities              (872,000)        (782,000)      (1,950,000)
                                                             ------------     ------------     ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Loan costs deferred                                                   --         (254,000)        (248,000)
 Redemption of senior notes payable                                    --       (4,000,000)              --
 Borrowing under (repayment of) line of credit, net            (3,303,000)      (9,401,000)      13,545,000
 Borrowing under (repayment of) notes payable                     (95,000)       2,555,000          (48,000)
 Advances to Parent Company                                            --               --       (1,329,000)
 Working capital advance from (repayment to) officer, net              --         (377,000)         377,000
 Contribution of capital                                               --        4,000,000               --
 Dividends paid                                                        --          (15,000)              --
                                                             ------------     ------------     ------------
           Net cash flows from financing activities            (3,398,000)      (7,492,000)      12,297,000
                                                             ------------     ------------     ------------
 NET INCREASE IN CASH                                             232,000           37,000           61,000

 CASH, beginning of year                                          244,000          207,000          146,000
                                                             ------------     ------------     ------------
 CASH, end of year                                           $    476,000     $    244,000     $    207,000
                                                             ============     ============     ============
 SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid (received) during the year for:
   Interest                                                  $  5,895,000     $  6,772,000     $  4,395,000
                                                             ============     ============     ============
   Income taxes                                              $      9,000     $    (23,000)    $     (9,000)
                                                             ============     ============     ============
 NON-CASH FINANCING ACTIVITY
   Dividend paid with offset to advance                      $         --     $         --     $    350,000
                                                             ============     ============     ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             NATURE OF BUSINESS - The Company is headquartered in Gardena, California and designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary lines catering to the Junior and Missy categories distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

            PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its 79%-owned Portuguese subsidiary, Apparel Ventures Europa-Textil, LDA, and its wholly owned subsidiary, AVI de Mexico, S.A. de C.V. Significant intercompany accounts and transactions are eliminated in consolidation.

            REVENUE RECOGNITION - Revenue is recognized when shipment of product occurs. An estimate for returns and allowances is recorded against gross sales amounts to arrive at net sales.

            INVENTORIES - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

            DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment is provided using straight-line and accelerated methods over estimated useful lives, ranging from 3 to 30 years. Amortization of goodwill and organization costs is provided over 40 years on the straight-line method. Deferred financing costs are amortized on the straight-line method over 60 to 78 months.

            Long-lived assets such as property and equipment, goodwill, and trademarks are recorded at cost, and the cost is reduced over time by depreciation and amortization. As of June 30, 1997 management considers the stated value of long-lived assets to be recoverable.

            ADVERTISING COSTS - Advertising costs are expensed in the period incurred.

            INCOME TAXES - Income taxes are accounted for using an asset and liability method. Under this method deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax reporting basis of the Company's assets and liabilities. Income taxes are further explained in Note 8.

            DEFERRED CHARGES - Deferred charges primarily consist of costs incurred for the design changes of swimsuit styles to be produced and sold in the upcoming year. The costs are deferred and are charged against the period benefited, on the basis of unit sales to total unit sales expected for the next season.

            INTEREST EXPENSE - Interest expense includes amortization of the related deferred loan costs over the term of the loan.

                             APPAREL VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

            STATEMENT OF CASH FLOWS - For purposes of cash flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

            CONCENTRATION OF CREDIT RISK - The Company sells its branded products through all major retail distribution channels, with the exception of the mass merchandise segment. The Company currently factors substantially all of its accounts receivable and uses the factor for credit administration and cash collection purposes. Under its factoring agreement, the factor purchases trade accounts receivable and assumes substantially all credit risks. The Company is responsible, for following up on adjustments claimed by customers. Management believes there are no significant concentrations of credit risk.

            TRANSLATION OF FOREIGN CURRENCIES - Cumulative translation adjustments, which arise from consolidating Portuguese operations, are included in stockholder's equity.

            USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2 - SUBSIDIARIES

            The Company has a 79% stock ownership of Apparel Ventures Europa-Textil, LDA. (the "Subsidiary"). The excess of the purchase price paid over the estimated fair value of the net assets acquired (approximately $126,000) has been recorded as goodwill and is being amortized over 40 years. The minority ownership interest in the equity of the subsidiary is insignificant.

            The Company's wholly-owned subsidiary in Mexico, AVI de Mexico, S.A. de C.V. (AVIM), was formed in fiscal 1997 and will begin production in fiscal 1998. As of June 30, 1997, AVIM was in the process of establishing its production facilities.

NOTE 3 - DUE FROM FACTOR

            In accordance with the Company's factoring agreement, the Company can draw advances from the factor if desired based on a predetermined percentage of accounts receivable sold at any time before their maturity date. The factor charges a commission on the net sales factored and interest on advances at the prime rate plus a negotiated margin. No advances were made during the year ended June 30, 1997.

                             APPAREL VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30,1997 AND 1996

NOTE 3 - DUE FROM FACTOR (Continued)

          Due from factor consists of the following as of June 30:

                                                 1997              1996
                                            ------------       ------------
              Uncollected receivables:
               Without recourse             $ 12,966,000       $ 16,100,000
               With recourse                     922,000            789,000
                                            ------------       ------------
                                              13,888,000         16,889,000

              Credits due customers             (919,000)        (1,080,000)
                                            ------------       ------------
                                            $ 12,969,000       $ 15,809,000
                                            ============       ============

NOTE 4 - INVENTORIES

          Inventories consist of the following as of June 30:

                                               1997            1996
                                            ----------      ----------
              Piece goods and trim          $3,977,000      $3,769,000
              Work-in-process                  769,000         836,000
              Finished goods                 3,626,000       3,079,000
                                            ----------      ----------
                                            $8,372,000      $7,684,000
                                            ==========      ==========

NOTE 5 - PROPERTY AND EQUIPMENT

            The components of property and equipment as of June 30 are as follows:

                                                  1997             1996
                                              -----------       -----------
              Building                        $ 2,314,000       $ 2,314,000
              Machinery and equipment           2,565,000         2,068,000
              Furniture and equipment             172,000           151,000
              Computer equipment                1,675,000         1,547,000
              Automobile and other                 79,000            54,000
              Leasehold improvements            1,103,000           956,000
                                              -----------       -----------
                                                7,908,000         7,090,000

              Accumulated depreciation
               and amortization                (3,657,000)       (2,704,000)
                                              -----------       -----------
                                                4,251,000         4,386,000
                                                  424,000           424,000
                                              -----------       -----------
              Land                           $ 4,675,000       $ 4,810,000
                                             ===========       ===========

                             APPAREL VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30,1997 AND 1996

NOTE 6 - LINE OF CREDIT AND NOTES PAYABLE

            The Company has a revolving credit agreement with a bank which provides for advances and commercial letters of credit of up to $32 million through May 23, 1999. The line of credit has sublimits of $3 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable and eligible finished goods inventory, plus a seasonal overadvance of $2.5 million during September and increasing to $4.5 million from October to March 15 of each year, the amount of which is tied to bookings and finished goods inventory. Interest on base borrowings is charged at the bank's prime rate plus 1/2%, however borrowings may be fixed, at management's discretion for periods of thirty to one hundred-eighty days, which are charged interest at LIBOR plus 2.75%. Interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%, however borrowings may be fixed, at management's discretion, for periods of thirty to one-hundred-eighty days, which are charged interest at LIBOR plus 3.75%. The line is collateralized by receivables, finished goods inventories, and general intangibles. As of June 30, 1997 the Company had $325,000 in outstanding letters of credit. Maximum and average amounts outstanding during the year ended June 30, 1997 were $20,248,000 and $8,412,000, respectively. The weighted average interest rate, including bank fees, during the year ended June 30, 1997 was 9.72%.

            The credit agreement includes a $2,450,000 term loan due May 23, 1999. Interest on the term loan is payable monthly at the bank's prime rate or LIBOR plus 2.5%. The term loan is collateralized by receivables, finished goods inventories, and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

            The line of credit contains covenants requiring the maintenance of a minimum tangible net worth, fixed charge coverage ratios and other matters. For the year ended June 30, 1997 the Company failed to satisfy the fixed charge coverage ratio and the minimum tangible net worth covenants as required by the credit agreement The covenant violations have been waived by the lender.

NOTE 7 - SENIOR NOTES PAYABLE

            Series A Senior Notes are due December 31, 2000 and bear interest of 12 1/4%, payable July 1, and January 1 each year. As part of the indenture, the bondholders received stock warrants allowing them to purchase 10% of the outstanding shares of the Parent Company's common stock at $.01 per share. The notes were issued at a discount of $800,000, which is being amortized over the term of the notes to yield a constant interest rate of 12.7%. As of June 30, 1997 there is $36 million principal amount of bonds outstanding net of $445,000 unamortized discount.

            The Company may redeem the notes, subject to a premium for redemption, after December 31, 1998. The notes contain certain restrictions requiring the Company to offer to redeem the notes, including a premium for redemption, in the event of a change in control of the Company.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30,1997 AND 1996


NOTE 7 - SENIOR NOTES PAYABLE (Continued)

            The bond indenture contains covenants requiring maintenance of specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1997 the Company failed to satisfy the fixed charge coverage ratio required by the indenture. The bondholders agreed to waive the violation and forego their right to require redemption of 10% of the bonds.

            The fair value of the senior notes payable is determined based on the estimated current rates available to the Company, for debt of similar maturities and terms. The estimated fair value of senior notes payable as of June 30, 1997 is their carrying value.

NOTE 8 - INCOME TAXES

            Deferred income taxes reflect the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities. The income tax benefit for the years ended June 30, 1997, 1996, and 1995 is summarized as follows.

                                                     1997              1996              1995
                                                  -----------       -----------       -----------
              Currently payable (refundable)
               Federal                            $         -       $         -       $         -
               State                                    9,000             9,000                 -
                                                  -----------       -----------       -----------
                                                        9,000             9,000                 -
                                                  -----------       -----------       -----------
              Deferred
               Federal                               (232,000)       (1,243,000)       (1,749,000)
               State                                  (41,000)          (75,000)         (195,000)
                                                  -----------       -----------       -----------
                                                     (273,000)       (1,318,000)       (1,944,000)
                                                  -----------       -----------       -----------
                                                  $  (264,000)      $(1,309,000)      $(1,944,000)
                                                  ===========       ===========       ===========

             The primary differences between the income tax benefit computed at the U.S. statutory corporate income tax rate and the effective income tax rate for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                                    1997        1996        1995
                                                   ------      ------      ------
              Federal income tax at the U.S.
                statutory rate                     (34.0)%     (34.0)%     (34.0)%
              State taxes, net                      (3.0)       (3.1)       (3.3)
              Officers' life insurance               3.1          .9          .6
              Amortization of intangibles           11.5         3.3         1.7
              Other                                  (.2)         .8         3.1
                                                   -----       -----       -----
              Effective income tax rate            (22.6)%     (32.1)%     (31.9)%
                                                   =====       =====       =====

                             APPAREL VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 8 - INCOME TAXES (Continued)

            At June 30, 1997 and 1996 net deferred tax assets (liabilities) are comprised of the following:

                                                           1997             1996
                                                       -----------       -----------
            Current
              Receivable reserves                      $   448,000       $   457,000
              inventory basis (uniform                          --
               capitalization costs)                       391,000           273,000
              Accrued expenses and other                   444,000           522,000
              Tax effect of net operating losses           900,000           533,000
              Deferred charges                          (1,060,000)         (786,000)
                                                       -----------       -----------
                                                       $ 1,123,000       $   999,000
                                                       ===========       ===========

            Long-term
              Tax effect of net operating losses       $ 2,461,000       $ 2,215,000
              Foreign subsidiary losses                     23,000           113,000
              Plant and equipment                           40,000            62,000
              Intangibles and other                         (7,000)          (22,000)
                                                       -----------       -----------
                                                       $ 2,517,000       $ 2,368,000
                                                       ===========       ===========

            The Federal and state net operating loss carryforwards amount to approximately $10,109,000 and $4,704,000 respectively, as of June 30, 1997. Unused net operating loss carryforwards, expire between fiscal 2009 and 2012.

NOTE 9 - ROYALTIES AND LICENSE AGREEMENTS

            The Company licenses various trademarks to entities for the design, manufacture, and distribution of products within foreign territories. The agreements generally provide for the receipt of royalties based on a percent of net sales, subject to minimum royalty requirements. Included in accounts receivable are $77,000 and $56,000 due from the licensees at June 30, 1997 and 1996, respectively. Royalty income recognized under these agreements amounted to $214,000, $278,000 and $167,000 for the years ended June 30, 1997, 1996 and
1995, respectively.

            During fiscal 1997 the Company began licensing various trademarks from entities for the design and manufacture of branded products within the United States. The agreements generally provide for payment of royalties based on a percent of net sales, subject to a minimum royalty requirement. For the year ended June 30, 1997 royalty expenses related to these licensing agreements were approximately $67,000. Minimum annual royalty payments are approximately $328,000, $361,000, and $397,000 for the years ending June 30, 1998, 1999, and
2000, respectively.

                             APPAREL VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997 AND 1996

NOTE 10 - COMMITMENTS

            The Company leases its office, showrooms and warehouse facilities under various operating leases expiring through March 2005. Rent expense for the years ended June 30, 1997, 1996 and 1995 amounted to $1,003,000, $996,000 and
$947,000, respectively.

            Minimum payments required under non-cancelable operating leases with terms in excess-of one year are as follows:

                   Fiscal Year Ending
                        June 30,
                   ------------------
                          1998                     $   932,000
                          1999                         950,000
                          2000                         605,000
                          2001                         264,000
                          2002                         266,000
                          Thereafter                   604,000
                                                   -----------
                                                   $ 3,621,000
                                                   ===========

NOTE 11 - LITIGATION SETTLEMENT

            During fiscal 1997 the Company settled an unfair business practices lawsuit in which it was the defendant for $535,000, approximately $250,000 of which is being paid by a vendor through discounted merchandise. Included in other expenses are $427,000 related to the litigation including $180,000 of legal fees incurred to negotiate the settlement.


NOTE 12 - PARENT COMPANY CAPITAL STRUCTURE

            In connection with the acquisition of the Company, AVI Holdings, Inc. (the "Parent") issued $10 million of Subordinated Senior Notes, $3.8 million of Subordinated Junior Notes, $300,000 of common stock, $1.7 million of Class A Preferred Stock, $1.7 million of Class B Preferred Stock, and $1.0 million of Class C Preferred Stock. A subordinated Junior Note in the amount of $650,000 was immediately repaid in full for $350,000. Since the Company is a wholly-owned subsidiary of the Parent and is the sole operating unit of the consolidated entity, the Company is the sole source of operating cash to be paid by the Parent on such securities in the form of interest, dividends or principal repayments. The cash required by the Parent to make these payments will be provided by dividends or cash advances by the Company. While the Parent company's debt service requirements will be funded by the Company, the debt of the Parent is not reflected in the balance sheet of the Company since the Company has not guaranteed, pledged assets as security for, or have plans, intentions, or a requirement to directly assume or repay the Parent company's organizational obligations. In 1995, the Company declared a dividend of $1,679,000, of which $1,329,000 was in cash and $350,000 as a reduction of advances receivable arising from advances made in fiscal 1994.

                             APPAREL VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997 AND 1996

NOTE 12 - PARENT COMPANY CRITICAL STRUCTURE (Continued)

            On December 5, 1995, in order for the Company to obtain waivers of certain defaults from the Senior Note holders, the Parent authorized the issuance of 6,450 shares of Class D Preferred Stock and issued to certain subscribers 4,000 shares of Class D Preferred Stock for cash consideration of $4.0 million. Such proceeds were then contributed by the Parent to the Company.

            The $10 million Senior Subordinated Notes issued by the Parent bear interest at 12% and require semi-annual interest payments on April 30 and October 31 each year, commencing October 31, 1994. The notes are due on April 30, 2004. The remaining $3.15 million Junior Subordinated Notes bear interest at 10.78% and require semi-annual interest payments on the 150th day following the second and fourth quarter of each fiscal year. The notes are due in equal annual installments on June 30, 2002, 2003 and 2004. In the aggregate, annual debt service requirements for each of the next 5 years is $1,540,000.

            The Company did not meet the fixed charge ratio requirement for the year ended June 30, 1996 and therefore was precluded under its bond indenture from making any advances to the Parent for its payment obligation. However, the Parent satisfied these payment obligations by issuing promissory notes (bearing interest at the default rate) in the amounts of the interest due.

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


NOTE 13 - FINANCIAL INSTRUMENTS

            The Company's financial instruments include cash, receivables, accounts payable, line of credit, notes payable, and senior notes payable. The Company considers the carrying amounts of all financial instruments to approximate their fair value.

                             APPAREL VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTE 14 - QUARTERLY FINANCIAL DATA (AUDITED)

                                                                                   Quarter
                                                     -------------------------------------------------------------------
                                                       First         Second         Third         Fourth         Total
                                                     --------       --------       --------      --------       --------
                                                                               (in thousands)
            YEAR ENDED JUNE 30, 1997
              Revenues                               $  3,356       $ 10,939       $ 31,400      $ 20,566       $ 66,261
              operating income (loss)                  (3,406)          (298)         7,596         1,275          5,167
              Income (loss) before income taxes        (4,910)        (1,770)         5,928          (412)        (1,164)
              Net income (loss)                        (3,360)        (1,182)         4,026          (384)          (900)

            YEAR ENDED JUNE 30, 1996
              Revenues                               $  8,283       $ 11,902       $ 30,192      $ 25,012       $ 75,389
              operating income (loss)                  (3,727)           478          6,389           258          3,398
              Income (loss) before income taxes        (5,395)        (1,460)         4,389        (1,611)        (4,077)
              Net, income (loss)                       (3,464)          (786)         2,657        (1,175)        (2,768)

[MOSS ADAMS LETTERHEAD]



        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
Apparel Ventures, Inc.


Our audits of the consolidated financial statements of Apparel Ventures, Inc. and Subsidiary referred to in our report dated August 19, 1997 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



MOSS ADAMS LLP


Los Angeles, California
August 19, 1997

                             APPAREL VENTURES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                   Allowance for doubtful accounts and discounts
                          --------------------------------------------------------------
                             Balance       Additions
                            beginning      charged to         Amounts        Balance at
                             of year     cost & expense     written off      end of year
                          -----------      -----------      -----------      -----------
Year ended June 30,
     1997                 $   445,000      $   104,000      $    81,000      $   468,000
     1996                     236,000          224,000           15,000          445,000
     1995                     180,000          165,000          109,000          236,000
                          -----------      -----------      -----------      -----------


                                        Allowance for credits due customers
                          --------------------------------------------------------------
                             Balance       Additions
                            beginning      charged to         Amounts        Balance at
                             of year     cost & expense     written off      end of year
                          -----------      -----------      -----------      -----------
Year ended June 30,
     1997                 $ 1,080,000      $ 8,066,000      $ 8,227,000      $   919,000
     1996                     860,000       10,315,000       10,095,000        1,080,000
     1995                     360,000        7,847,000        7,347,000          860,000
                          -----------      -----------      -----------      -----------