Form 10-Q
period 1997-09-30
APPAREL VENTURES INC
filed 1997-11-12
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended     SEPTEMBER 30, 1997
                                       ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

    Commission file number 33-80570
                           --------

                             APPAREL VENTURES, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


           DELAWARE                                  95 - 4475766
           --------                        -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



  204 WEST ROSECRANS, GARDENA, CALIFORNIA                90248
  ----------------------------------------               -----
  (Address of principal executive offices)             (Zip Code)



                                (310) 538 - 4980
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

        AT NOVEMBER 12, 1997, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX



                                                                                         PAGE
                                                                                         ----
PART  I.  FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheet as of September 30, 1997 (Unaudited)
            and June 30, 1997.                                                             3

          Consolidated Statement of Operations for the  Three Months ended
            September 30, 1997 and 1996 (Unaudited).                                       4

          Consolidated Statement of Cash Flows for the Three Months ended
            September 30, 1997 and 1996 (Unaudited).                                       5

          Notes to Consolidated Financial Statements (Unaudited).                          6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.                                              9


PART  II. OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8 - K                                               11



SIGNATURE                                                                                  11



EXHIBIT INDEX                                                                              12

PART  I  -  FINANCIAL INFORMATION
ITEM  1  -  FINANCIAL STATEMENTS


                             APPAREL VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET

                                   A S S E T S

                                                              SEPTEMBER 30,      JUNE 30,
                                                                  1997            1997
                                                              ------------    ------------
                                                               (UNAUDITED)
CURRENT ASSETS
  Cash                                                        $    630,000    $    476,000
  Due from factor                                                4,214,000      12,969,000
  Accounts receivable, net of allowance for doubtful
    accounts and discounts of $440,000 and $468,000              1,605,000       2,540,000
  Inventories                                                   14,708,000       8,372,000
  Deferred charges                                               2,643,000       2,643,000
  Deferred income taxes                                          2,599,000       1,123,000
  Prepaid expenses                                                 740,000         511,000
                                                              ------------    ------------
       Total current assets                                     27,139,000      28,634,000
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization of
  $3,857,000 and $3,657,000                                      4,692,000       4,675,000

OTHER ASSETS
  Goodwill and organizational costs, net of accumulated
    amortization of $1,103,000 and $1,019,000                   12,412,000      12,482,000
  Deferred loan costs, net of accumulated amortization
    of $1,771,000 and $1,641,000                                 1,461,000       1,591,000
  Deferred income taxes                                          2,517,000       2,517,000
  Other                                                            504,000         502,000
                                                              ------------    ------------
                                                              $ 48,725,000    $ 50,401,000
                                                              ============    ============

                         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Line of credit                                              $  3,512,000    $    841,000
  Accounts payable                                               3,682,000       3,299,000
  Accrued interest payable                                       1,356,000       2,466,000
  Accrued expenses                                               2,524,000       2,856,000
  Current portion of notes payable                                  77,000         108,000
                                                              ------------    ------------
        Total current liabilities                               11,151,000       9,570,000
                                                              ------------    ------------
SENIOR NOTES PAYABLE                                            35,582,000      35,555,000

NOTES  PAYABLE, net of current portion                           2,465,000       2,483,000

STOCKHOLDER'S EQUITY (DEFICIT)
  Common stock $.01 par value, 10,000 shares authorized,
     1,000 shares issued and outstanding                             1,000           1,000
  Additional paid - in capital                                  10,938,000      11,038,000
  Cumulative translation adjustment                               (192,000)       (156,000)
  Accumulated deficit                                          (11,220,000)     (8,090,000)
                                                              ------------    ------------
                                                                  (473,000)      2,793,000
                                                              ------------    ------------

                                                              $ 48,725,000    $ 50,401,000
                                                              ============    ============



                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                                  1997           1996
                                                              ------------   ------------
NET SALES                                                     $ 2,710,000    $ 3,356,000

COST OF SALES                                                   1,728,000      2,687,000
                                                              -----------    -----------

    Gross profit                                                  982,000        669,000

OPERATING EXPENSES
  Design                                                          731,000        649,000
  Selling                                                       1,142,000      1,006,000
  Shipping                                                        303,000        288,000
  General and administrative                                    2,065,000      2,132,000
                                                              -----------    -----------
                                                                4,241,000      4,075,000
                                                              -----------    -----------
    Loss from operations                                       (3,259,000)    (3,406,000)
                                                              -----------    -----------

OTHER (EXPENSE) INCOME
  Interest expense, including amortization of deferred
    loan costs of $130,000 and $130,000                        (1,374,000)    (1,353,000)
  Interest income                                                   5,000          5,000
  Royalty income                                                   43,000         43,000
  Miscellaneous                                                   (17,000)      (199,000)
                                                              -----------    -----------
                                                               (1,343,000)    (1,504,000)
                                                              -----------    -----------

LOSS BEFORE INCOME TAXES                                       (4,602,000)    (4,910,000)

INCOME TAX BENEFIT                                              1,472,000      1,550,000
                                                              -----------    -----------

NET LOSS                                                      ($3,130,000)   ($3,360,000)
                                                              ===========    ===========









                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)



                                                                  1997            1996
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     ($3,130,000)    ($3,360,000)
  Depreciation and amortization                                    418,000         470,000
  Other                                                            (53,000)         (5,000)
  Changes in assets and liabilities
   Due from factor                                               8,755,000      12,024,000
   Accounts receivable, net                                        935,000       1,442,000
   Inventories                                                  (6,336,000)     (4,757,000)
   Deferred income tax benefits                                 (1,476,000)     (1,550,000)
   Prepaid expenses and other assets                              (231,000)       (122,000)
   Accounts payable                                                383,000       2,689,000
   Accrued interest, expenses and taxes                         (1,442,000)     (1,277,000)
                                                               -----------    ------------
  Net cash provided (used) by operating activities              (2,177,000)      5,554,000
                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                          (218,000)       (113,000)
                                                                -----------    ------------
  Net cash used by investing activities                           (218,000)       (113,000)
                                                                -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowing under (repayment of) line of credit                 2,671,000      (4,144,000)
   Repayment of notes payable                                      (22,000)        (37,000)
   Advances to Parent Company                                     (100,000)              -
                                                                -----------    ------------
     Net cash provided (used) by financing activities            2,549,000      (4,181,000)
                                                                -----------    ------------


NET INCREASE IN CASH                                               154,000       1,260,000

CASH, BEGINNING OF PERIOD                                          476,000         244,000
                                                                -----------    ------------
CASH, END OF PERIOD                                             $  630,000      $1,504,000
                                                                ===========    ============







                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
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

        The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

        The accompanying financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10-K filing for the fiscal year ended June 30, 1997.

COMPANY BACKGROUND AND NATURE OF BUSINESS - Apparel Ventures, Inc. (the "Company") is a wholly owned subsidiary of AVI Holdings, Inc. The Company was incorporated in Delaware on May 23, 1994 and is headquartered in Gardena, California and designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary lines catering to the Junior and Missy categories distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its 79% owned Portuguese subsidiary, Apparel Ventures Europa - Textil, LDA, and wholly owned Mexican subsidiary, AVI de Mexico, S.A. de C.V. Significant intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION - Revenue is recognized when shipment of product occurs. An estimate for returns and allowances is recorded against gross sales amounts to arrive at net sales.

TRANSLATION OF FOREIGN CURRENCIES - Cumulative translation adjustments, which arise from consolidating Portuguese operations, are included in stockholder's equity.

ADVERTISING COSTS  -    Advertising costs are expensed in the period incurred.


NOTE 2  -  INVENTORIES

         Inventories consist of the following:


                                         September 30,         June 30,
                                                  1997             1997
                                         --------------      -----------
         Piece goods and trim               $6,484,000       $3,977,000
         Work-in-process                     2,354,000          769,000
         Finished goods                      5,870,000        3,626,000
                                         -------------       ----------

                                           $14,708,000       $8,372,000
                                         =============       ==========

NOTE 3 - LINE OF CREDIT

        The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through May 23, 1999. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable and eligible finished goods inventory, plus a seasonal overadvance of $2.5 million during September increasing to $4.5 million from October 1 to March 15, of each year, the amount of which is tied to bookings. Interest on base borrowings is charged at the bank's prime rate plus 1/2%; however borrowings may be fixed, at management's discretion for periods of 30 to 180 days on which interest is charged at LIBOR plus 2.75 %. Interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%; however borrowings may be fixed, at management's discretion, for periods of 30 to 180 days on which interest is charged at LIBOR plus 3.75%. The Credit Facility is collateralized by receivables, finished goods inventories and general intangibles.

        The credit agreement includes a $2,450,000 term loan due May 23, 1999. Interest on the term loan is payable monthly at the bank's prime rate or LIBOR plus 2.5%. The term loan is collateralized by receivables, finished goods inventories, and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

        The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. The Company was in compliance with these covenants for the quarter ended September 30, 1997.


NOTE 4 - SENIOR NOTES PAYABLE

        On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of September 30, 1997 there is $36.0 million principal amount of bonds outstanding net of $418,000 in unamortized discount.

        The Company may redeem the Senior Notes, subject to a premium for redemption, after December 31, 1998. The Senior Notes contain certain restrictions requiring the Company to offer to redeem the Senior Notes including a premium for redemption, in the event of a change in control of the Company.

        The indenture governing the Senior Notes contains customary covenants regarding maintaining specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1997 the Company failed to meet the fixed charge coverage ratio covenant required by the indenture. The bondholders waived the violation and their right to require redemption of 10% of the bonds.

        The fair value of the senior notes payable is determined based on the estimated current rates available to the Company for debt of similar maturities and terms. The estimated fair value of senior notes payable as of September 30, 1997 is their carrying value.


NOTE 5 - COMMITMENT - PARENT COMPANY CAPITAL STRUCTURE

        In connection with the acquisition of the Company, AVI Holdings, Inc. (the "Parent") issued $10 million of Subordinated Senior Notes, $3.8 million of Subordinated Junior Notes, $300,000 of common stock, $1.7 million of Class A Preferred Stock, $1.7 million of Class B Preferred Stock and $1.0 million of Class C Preferred Stock. A Subordinated Junior Note in the amount of $650,000 was immediately repaid in full for $350,000. Since the Company is a wholly - owned subsidiary of the Parent and is the sole operating unit of the consolidated entity, the Company is the sole source of any cash to be paid by the parent on such securities in the form of interest, dividends or principal repayments. The cash required by the Parent to make these payments will be provided by dividends or cash advances by the Company. While the Parent company's debt service requirements will be funded by the Company, the debt of the Parent is not reflected in the balance sheet of the Company since the Company has not guaranteed, pledged assets as security for, or have plans, intentions, or a requirement to directly assume or repay the Parent company's organizational obligations.

        On December 5, 1995, in order for the Company to obtain waivers of certain defaults from the Senior Note holders, the Parent authorized the issuance of 6,450 shares of Class D Preferred Stock and issued to certain subscribers 4,000 shares of Class D Preferred Stock for cash consideration of $4.0 million. Such proceeds were then contributed by the Parent to the Company.

        The $10.0 million Senior Subordinated Notes issued by the Parent bear interest at 12% and require semi-annual interest payments on April 30 and October 31 each year. The notes are due on April 30, 2004. The remaining $3.15 million Junior Subordinated Notes bear interest at 10.78% and require semi-annual interest payments on the 150th day following the second and fourth quarter of each fiscal year. The notes are due in equal annual installments on June 30, 2002, 2003 and 2004. In the aggregate, annual debt service requirements for each of the next 5 years is $1,540,000.

        The Indenture for the Company's Senior Notes prohibits the Company from making distributions to the Parent for the payment of interest on the Senior Subordinated Notes unless the Company satisfies a fixed charge coverage ratio requirement. The Company has not satisfied this requirement and has not made any advances to the Parent for the payment of interest. However, the Parent has satisfied this payment obligation by issuing promissory notes (bearing interest at the default rate) in the amounts of the interest due. In the quarter ended September 30, 1997, the Company made an advance to the Parent in the amount of $100,000 for the payment of certain fees which was permitted by the Indenture for the Senior Notes.

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



NOTE 7 - FINANCIAL INSTRUMENTS

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

RESULTS OF OPERATIONS

        The following table sets forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three months ended September 30, 1997 and 1996.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------------------------
                                            1997         %            1996        %
                                     -----------   --------    -----------      ------
NET SALES                            $ 2,710,000     100.0%    $ 3,356,000      100.0%

COST OF SALES                          1,728,000      63.8%      2,687,000       80.1%
                                     -----------               -----------

        Gross profit                     982,000      36.2%        669,000       19.9%

OPERATING EXPENSES
  Design                                 731,000                   649,000
  Selling                              1,142,000                 1,006,000
  Shipping                               303,000                   288,000
  General and administrative           2,065,000                 2,132,000
                                     -----------               -----------
                                       4,241,000     156.5%      4,075,000      121.4%
                                     -----------               -----------

        Loss from operations          (3,259,000)   -120.3%     (3,406,000)    -101.5%

OTHER (EXPENSE) INCOME
  Interest expense                    (1,374,000)               (1,353,000)
  Interest income                          5,000                     5,000
  Royalty income                          43,000                    43,000
  Miscellaneous                          (17,000)                 (199,000)
                                     -----------               -----------
                                      (1,343,000)    -49.6%     (1,504,000)     -44.8%
                                     -----------               -----------

LOSS BEFORE INCOME TAXES              (4,602,000)   -169.8%     (4,910,000)    -146.3%

INCOME TAX BENEFIT                     1,472,000      54.3%      1,550,000       46.2%
                                     -----------               -----------
NET LOSS                             ($3,130,000)   -115.5%    ($3,360,000)    -100.1%
                                     ===========               ===========



NET SALES

        Net sales for the first three months of fiscal 1998 decreased by $0.6 million as compared to the same period of fiscal 1997. This decrease was primarily due to the decrease in sales of 103,000 units totaling $1.3 million of prior season merchandise, an increase in returns and allowances of $0.2 million, offset by an increase in current season sales of $0.9 million. The increase in returns and allowances was primarily due to cash discounts on increased current season merchandise sales. The increase in current season merchandise net sales was primarily in the La Blanca Group, as sales of current season branded merchandise was up $1.3 million, offset by decrease in current season private label merchandise sales of $0.4 million.

GROSS PROFIT

        Gross profit increased from $0.7 million or 20% of net sales to $1.0 million or 36% of net sales. The $0.3 million increase in gross profit occurred despite a $0.6 million decrease in net sales, as noted above. Gross profit continues to improve due to better inventory management and controls, which results in lower prior season merchandise sales which generally are sold at cost.

OPERATING EXPENSES

        Operating expenses increased by $0.2 million or 4.1% due primarily to a $0.1 million increase in design wages, as a result of the additional licensed lines and the reorganization of the Sassafras Group design department, increased sample expense of $0.1 million and $0.1 million increase in commission expense due to the increased sales of current season merchandise. These increases were offset by a reduction of $0.1 million in the bonus accrual. Operating expenses were 156% of net sales in the current fiscal quarter as compared to 121% of net sales in the same period of fiscal 1997. This increase in operating expenses as a percent of net sales, was due to the decrease in prior season merchandise net sales, while operating expenses remained relatively constant.

OTHER EXPENSES

        Other expenses decreased $0.2 million or 11% due primarily to a decrease in litigation costs incurred in fiscal 1997 that did not reoccur in fiscal 1998.

INCOME TAX BENEFIT AND NET LOSS

        Net loss before income tax benefit was $(4.6) million for the first quarter of fiscal 1998 compared to $(4.9) million for the same quarter in fiscal 1997. The decrease in net loss reflects the (i) improved gross profit margin of $0.3 million, (ii) reduced other expenses of $0.2 million, offset by increased operating expenses of $0.2 million.

        The income tax benefit is estimated at a 32% effective tax rate, consistent with the first fiscal quarter ended in 1997. The Company expects to utilize portion of the net operating loss carryforwards during fiscal 1998 as it realizes taxable income.

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

        AVI has formed an operating company in Mexico. To support this Mexican operation AVI will invest approximately $1.0 million in factory building through a five year lease and approximately $1.0 million in equipment through fiscal 1998.

        The Company does not have any mandatory long-term debt principal payment requirements until May 1999. Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the foreseeable future.

        At September 30, 1997, the net collateral availability under the line of credit was approximately $5,000,000.

BACKLOG

        Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. At September 30, 1997 the Company's backlog for current season merchandise was approximately $19.4 million, compared to $12.1 million for the same period in fiscal 1997. See also "Seasonality" below.

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





                                            APPAREL VENTURES,  INC.





November 12, 1997                           /s/  WILLIAM F. SINGLETARY
------------------------------------        -----------------------------------
                  Date                      WILLIAM F. SINGLETARY
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial and
                                            accounting officer)

                                  EXHIBIT INDEX


                                                                         Sequential
Exhibit No.                  Description of Exhibit                       Page  No.
-------------   ------------------------------------------------         ----------
   10.1         Amendment No. 7 to Loan and Security Agreement
                dated  November 7, 1996 by and between Apparel
                Ventures, Inc. and Fleet Capital Corporation.                 13

     27         Financial data schedule.                                      17