Form 10-Q
period 1997-12-31
APPAREL VENTURES INC
filed 1998-02-11
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1997

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

                           Yes   [X]        No   [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AT FEBRUARY 11, 1998, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL  INFORMATION


ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheet as of December 31, 1997 (Unaudited)
          and June 30, 1997.                                                                3

        Consolidated Statement of Operations for the Three and Six Months
        ended December 31, 1997 and 1996 (Unaudited).                                       4

        Consolidated Statement of Cash Flows for the Six Months ended
          December 31, 1997 and 1996 (Unaudited).                                           5

        Notes to Consolidated Financial Statements (Unaudited).                             6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.                                                 9






SIGNATURE                                                                                  12

PART  I  -  FINANCIAL INFORMATION
ITEM  1  -  FINANCIAL STATEMENTS

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                  A S S E T S

                                                                            DECEMBER 31,       JUNE 30,
                                                                                1997             1997
                                                                            ------------     ------------
                                                                            (UNAUDITED)
CURRENT ASSETS
     Cash                                                                   $    505,000     $    476,000
     Due from factor                                                          13,299,000       12,969,000
     Accounts receivable, net of allowance for
      doubtful accounts and discounts of $442,000 and $468,000                 2,432,000        2,540,000
     Inventories                                                              22,322,000        8,372,000
     Deferred charges                                                          1,762,000        2,643,000
     Deferred income taxes                                                     2,974,000        1,123,000
     Prepaid expenses                                                            834,000          511,000
                                                                            ------------     ------------

                   Total current assets                                       44,128,000       28,634,000
                                                                            ------------     ------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization of
     $4,076,000 and $3,657,000                                                 4,728,000        4,675,000

OTHER ASSETS
     Goodwill and organizational costs, net of accumulated
      amortization of $1,187,000 and $1,019,000                               12,343,000       12,482,000
     Deferred loan costs, net of accumulated amortization
      of $1,901,000 and $1,641,000                                             1,331,000        1,591,000
     Deferred income taxes                                                     2,517,000        2,517,000
     Other                                                                       612,000          502,000
                                                                            ------------     ------------

                                                                            $ 65,659,000     $ 50,401,000
                                                                            ============     ============

                   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Line of credit                                                         $ 15,110,000     $    841,000
     Accounts payable                                                          8,030,000        3,299,000
     Accrued interest payable                                                  2,534,000        2,466,000
     Accrued expenses                                                          2,743,000        2,856,000
     Current portion of notes payable                                            290,000          108,000
                                                                            ------------     ------------
                   Total current liabilities                                  28,707,000        9,570,000
                                                                            ------------     ------------

SENIOR NOTES PAYABLE                                                          35,609,000       35,555,000

NOTES PAYABLE, net of current portion                                          2,450,000        2,483,000

STOCKHOLDER'S EQUITY (DEFICIT)
     Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
      issued and outstanding                                                       1,000            1,000
     Additional paid - in capital                                             11,088,000       11,038,000
     Cumulative translation adjustment                                          (182,000)        (156,000)
     Accumulated deficit                                                     (12,014,000)      (8,090,000)
                                                                            ------------     ------------
                                                                              (1,107,000)       2,793,000
                                                                            ------------     ------------


                                                                            $ 65,659,000     $ 50,401,000
                                                                            ============     ============

                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                             DECEMBER 31,                    DECEMBER 31,
                                     ----------------------------    ----------------------------
                                         1997            1996            1997             1996
                                     ------------    ------------    ------------    ------------
NET SALES                            $ 17,797,000    $ 14,295,000    $ 15,087,000    $ 10,939,000

COST OF SALES                          10,714,000       8,690,000       8,986,000       6,003,000
                                     ------------    ------------    ------------    ------------

      Gross profit                      7,083,000       5,605,000       6,101,000       4,936,000

OPERATING EXPENSES
     Design                             1,862,000       1,562,000       1,132,000         913,000
     Selling                            2,848,000       2,613,000       1,705,000       1,607,000
     Shipping                             755,000         697,000         452,000         408,000
     General and administrative         4,494,000       4,438,000       2,429,000       2,306,000
                                     ------------    ------------    ------------    ------------
                                        9,959,000       9,310,000       5,718,000       5,234,000
                                     ------------    ------------    ------------    ------------

     Income (loss) from operations     (2,876,000)     (3,705,000)        383,000        (298,000)
                                     ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME
     Interest expense                  (2,870,000)     (2,758,000)     (1,495,000)     (1,404,000)
     Interest income                       10,000          11,000           5,000           6,000
     Royalty income                        85,000          84,000          43,000          42,000
     Miscellaneous                       (122,000)       (313,000)       (107,000)       (116,000)
                                     ------------    ------------    ------------    ------------
                                       (2,897,000)     (2,976,000)     (1,554,000)     (1,472,000)
                                     ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES               (5,773,000)     (6,681,000)     (1,171,000)     (1,770,000)

INCOME TAX BENEFIT                      1,848,000       2,138,000         375,000         588,000
                                     ------------    ------------    ------------    ------------

NET LOSS                             $ (3,925,000)   $ (4,543,000)   $   (796,000)   $ (1,182,000)
                                     ============    ============    ============    ============


                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)


                                                         1997             1996
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                        $ (3,925,000)   $ (4,543,000)
     Depreciation and amortization                        862,000         946,000
     Other                                                (18,000)        (16,000)
     Changes in assets and liabilities
       Due from factor                                   (330,000)      6,314,000
       Accounts receivable, net                           108,000         720,000
       Inventories                                    (13,950,000)    (11,980,000)
       Deferred income tax benefits                    (1,851,000)     (2,139,000)
       Prepaid expenses and other assets                  448,000         187,000
       Accounts payable                                 4,731,000       4,503,000
       Accrued interest and other expenses                (45,000)        229,000
                                                     ------------    ------------
     Net cash used by operating activities            (13,970,000)     (5,779,000)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                              (473,000)       (251,000)
                                                     ------------    ------------
     Net cash used by investing activities               (473,000)       (251,000)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing under line of credit                    14,269,000       5,940,000
     Borrowing under senior notes payable                  54,000          48,000
     Borrowing under (repayment of) notes payable         149,000         (79,000)
                                                     ------------    ------------
     Net cash provided by financing activities         14,472,000       5,909,000
                                                     ------------    ------------


NET INCREASE (DECREASE) IN CASH                            29,000        (121,000)

CASH, BEGINNING OF PERIOD                                 476,000         244,000
                                                     ------------    ------------

CASH, END OF PERIOD                                  $    505,000    $    123,000
                                                     ============    ============


                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Unaudited)


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

        The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

        The accompanying consolidated financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations " contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10 - K filing for the fiscal year ended June 30, 1997.

COMPANY BACKGROUND AND NATURE OF BUSINESS - Apparel Ventures, Inc. ( " AVI " or the "Company") is a wholly owned subsidiary of AVI Holdings, Inc. The Company was incorporated in Delaware on May 23, 1994 and is headquartered in Gardena, California and designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary lines catering to the Junior and Missy categories distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its 79% - owned Portuguese subsidiary, Apparel Ventures Europa - Textil, LDA ("AVE"), and wholly owned Mexican subsidiary, AVI de Mexico, S.A. de C.V. Significant intercompany accounts and transactions are eliminated in consolidation.

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



NOTE 2 - INVENTORIES

       Inventories consist of the following:

                                                 December 31,          June 30,
                                                     1997                1997
                                                 -----------         -----------
         Piece goods and trim                    $ 6,363,000         $ 3,977,000
         Work - in - process                       6,962,000             769,000
         Finished goods                            8,997,000           3,626,000
                                                 -----------         -----------
                                                 $22,322,000         $ 8,372,000
                                                 ===========         ===========

NOTE 3 - LINE OF CREDIT

        The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through May 23, 1999. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable and eligible finished goods inventory, plus a seasonal overadvance of $2.5 million during September increasing to $4.5 million from October 1 to March 15, of each year, the amount of which is tied to bookings. Interest on base borrowings is charged at the bank's prime rate plus 1/2%; however borrowings may be fixed, at management's discretion for periods of 30 to 180 days on which interest is charged at LIBOR plus 2.75%. Interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%; however borrowings may be fixed, at management's discretion, for periods of 30 to 180 days on which interest is charged at LIBOR plus 3.75%. The Credit Facility is collateralized by receivables, finished goods inventories and general intangibles.

        The credit agreement includes a $2,450,000 term loan due May 23, 1999. Interest on the term loan is payable monthly at the bank's prime rate or LIBOR plus 2.5%. The term loan is collateralized by receivables, finished goods inventories, and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

        The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. The Company was in compliance with these covenants for the quarter ended December 31, 1997.


NOTE 4 - SENIOR NOTES PAYABLE

        On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of December 31, 1997 there is $36.0 million principal amount of bonds outstanding net of $391,000 in unamortized discount.

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

        The fair value of the senior notes payable is determined based on the estimated current rates available to the Company for debt of similar maturities and terms. The estimated fair value of senior notes payable as of December 31, 1997 is their carrying value.


NOTE 5 - COMMITMENT - PARENT COMPANY CAPITAL STRUCTURE

        AVI Holdings, Inc. (the "Parent"), at incorporation, issued $10 million of Subordinated Senior Notes, $3.8 million of Subordinated Junior Notes, $300,000 of common stock, $1.7 million of Class A Preferred Stock, $1.7 million of Class B Preferred Stock and $1.0 million of Class C Preferred Stock. On December 5, 1995 the Company issued $4.0 million of Class D Preferred Stock. Since the Company is a wholly-owned subsidiary of the Parent and is the sole operating unit of the consolidated entity, the Company is the sole source of any cash to be paid by the parent on such securities in the form of interest, dividends or principal repayments. The cash required by the Parent to make these payments will be provided by dividends or cash advances by the Company. While the Parent company's debt service requirements will be funded by the Company, the debt of the Parent is not reflected in the balance sheet of the Company since the Company has not guaranteed, pledged assets as security for, or have plans, intentions, or a requirement to directly assume or repay the Parent company's organizational obligations.

        On December 5, 1995, in order for the Company to obtain waivers of certain defaults from the Senior Note holders, the Parent authorized the issuance of 6,450 shares of Class D Preferred Stock and issued to certain subscribers 4,000 shares of Class D Preferred Stock for cash consideration of $4.0 million. Such proceeds were then contributed by the Parent to the Company.

        The $10.0 million Senior Subordinated Notes issued by the Parent bear interest at 12% and require semi-annual interest payments on April 30 and October 31 each year. The notes are due on April 30, 2004. The remaining $3.15 million Junior Subordinated Notes bear interest at 10.78% and require semi-annual interest payments on the 150th day following the second and fourth quarter of each fiscal year. The notes are due in equal annual installments on June 30, 2002, 2003 and 2004. In the aggregate, annual debt service requirement is approximately $2,023,000.

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


CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

        Various forward-looking statements, within the meaning of the federal securities laws, have been made in this Form 10-Q. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto.

        These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward looking statements.

        Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for swimwear; changes in trends in the swimwear industry market in which the Company competes; actions of competitors that may impact the Company's business; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, recession and the external economic and political factors which the Company has no control.

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

RESULTS OF OPERATIONS

        The following tables set forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three and six months ended December 31, 1997 and 1996.

                                                           THREE MONTHS ENDED DECEMBER 31,
                                            ----------------------------------------------------------
                                                1997             %                1996             %
                                            ------------       -----          ------------       -----
NET SALES                                   $ 15,087,000       100.0%         $ 10,939,000       100.0%

COST OF SALES                                  8,986,000        59.6%            6,003,000        54.9%
                                            ------------                      ------------

            Gross profit                       6,101,000        40.4%            4,936,000        45.1%

OPERATING EXPENSES
         Design                                1,132,000                           913,000
         Selling                               1,706,000                         1,607,000
         Shipping                                452,000                           408,000
         General and administrative            2,428,000                         2,306,000
                                            ------------                      ------------
                                               5,718,000        37.9%            5,234,000        47.8%
                                            ------------                      ------------

            Income (loss) from operations        383,000         2.5%             (298,000)       -2.7%

OTHER (EXPENSE) INCOME
         Interest expense                     (1,495,000)                       (1,404,000)
         Interest income                           5,000                             6,000
         Royalty income                           43,000                            42,000
         Miscellaneous                          (107,000)                         (116,000)
                                            ------------                      ------------
                                              (1,554,000)      -10.3%           (1,472,000)      -13.5%
                                            ------------                      ------------

LOSS BEFORE INCOME TAXES                      (1,171,000)       -7.8%           (1,770,000)      -16.2%

INCOME TAX BENEFIT                               375,000         2.5%              588,000         5.4%
                                            ------------                      ------------

NET LOSS                                       ($796,000)       -5.3%          ($1,182,000)      -10.8%
                                            ============                      ============

                                                SIX MONTHS ENDED DECEMBER 31,
                                 ----------------------------------------------------------
                                     1997             %                1996             %
                                 ------------       -----          ------------       -----
NET SALES                        $ 17,797,000       100.0%         $ 14,295,000       100.0%

COST OF SALES                      10,714,000        60.2%            8,690,000        60.8%
                                 ------------                      ------------

       Gross profit                 7,083,000        39.8%            5,605,000        39.2%

OPERATING EXPENSES
    Design                          1,862,000                         1,562,000
    Selling                         2,848,000                         2,613,000
    Shipping                          755,000                           697,000
    General and administrative      4,494,000                         4,438,000
                                 ------------                      ------------
                                    9,959,000        56.0%            9,310,000        65.1%
                                 ------------                      ------------

       Loss from operations        (2,876,000)      -16.2%           (3,705,000)      -25.9%

OTHER (EXPENSE) INCOME
    Interest expense               (2,870,000)                       (2,758,000)
    Interest income                    10,000                            11,000
    Royalty income                     85,000                            84,000
    Miscellaneous                    (122,000)                         (313,000)
                                 ------------                      ------------
                                   (2,897,000)      -16.3%           (2,976,000)      -20.8%
                                 ------------                      ------------

LOSS BEFORE INCOME TAXES           (5,773,000)      -32.4%           (6,681,000)      -46.7%

INCOME TAX BENEFIT                  1,848,000        10.4%            2,138,000        15.0%
                                 ------------                      ------------

NET LOSS                          ($3,925,000)      -22.1%          ($4,543,000)      -31.8%
                                 ============                      ============


NET SALES

        Net sales for the first six months of fiscal 1998 increased by $3.5 million or 24.5% as compared to the same period of fiscal 1997. This increase was due primarily to the increase of private label sales of $3.0 million and an increase in sales of current season branded merchandise of $2.5 million, offset by a $2.0 million decrease in sales of prior season merchandise. The increase in sales of current season branded merchandise was primarily in the La Blanca and Studio brands and sales of the newly acquired licenses of Nautica and Ocean Pacific, offset by declines in sales in the Sessa and Too Hot brands.

        Net sales for the quarter ended December 31, 1997 increased by $4.1 million or 37.9% as compared to the same period of fiscal 1997. This increase was due primarily to a $3.4 million increase in private label sales and increased sales of current season branded merchandise of $0.7. The increase in sales of current season branded merchandise was primarily in the La Blanca and Studio brands and sales of the newly acquired licenses of Nautica and Ocean Pacific, offset by declines in sales in the Sessa and Too Hot brands.

GROSS PROFIT

        Gross profit for the first six months of fiscal 1998 increased by $1.5 million or 26.4%, from 39.2% of net sales to 39.8% of net sales due primarily to the increased volume as discussed above.

        Gross profit for the quarter ended December 31, 1997 increased by $1.2 million or 23.6%, due to an increase in volume of $1.9 million, offset by a decrease in margin of $0.7 million. The decrease in gross profit as a percent of net sales, from 45.1 % of net sales to 40.4% of net sales, is due to the $3.4 million increase in private label sales and its impact on the sales mix for the quarter. Further, prior season merchandise sales, which can also significantly affect the gross profit margin percentage was comparable with the prior year.

OPERATING EXPENSES

        Operating expenses for the first six months of fiscal 1998 decreased as a percent of net sales from 65.1% to 56.0% but increased by $0.7 million due to increased design wages of $0.2 million, increased sample expense of $0.1 million, increased amortization expense of design and sample expense of $0.2 million, increased commission of $0.1 million, increased travel expense of $0.1 million and increased production control wages of $ 0.1 million, offset by reductions in other expenses. The increase in design and production control wages is due primarily to the re-organization of the Company's Sassafras design department and the increase in volume anticipated for the 1998 season.

        Operating expenses for the quarter ended December 31, 1997 decreased as a percent of net sales from 47.8% to 37.9% but increased $0.5 million due primarily to an increase in design wages of $0.1 million, increased amortization expense of design and sample expense of $0.2 million, increased production control wages of $0.1 million and increased travel expense of $0.1 million.


OTHER EXPENSES

        Other expenses for the first six months of fiscal 1998 decreased by $0.1 million due primarily to a decrease in expenses relating to a litigation settlement and related legal expense, offset by increased interest expense on the working capital loan of $0.1 million.

        Other expenses for the quarter ended December 31, 1997 increased by $0.1 million due to an increased interest expense on the working capital loan.


INCOME TAX BENEFIT AND NET LOSS

        Net loss before income tax benefit for the six months of fiscal 1998 was ($5.8) million compared to ($6.7) for the same period of fiscal 1997. The decrease in net loss reflects (i) increased gross profit margin of $1.5 million,
(ii) reduced other expenses of $0.1 million, offset by increased operating expenses of $0.7 million.

        Net loss before income tax benefit was ($1.2) million for the quarter ended December 31, 1998, compared to ($1.8) million for the same quarter in fiscal 1997. The decrease in net loss reflects increased gross profit for $1.2 million, offset by increase in operating expenses of $0.5 million and increase in other expenses of $0.1 million.

        The income tax benefit is estimated at a 32% effective tax rate, consistent with the prior year. The Company expects to utilize a portion of the net operating loss carryforwards during fiscal 1998 as it realizes taxable income.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital requirements are seasonal, with peak needs arising near the end of the third quarter and the beginning of the fourth quarter of the fiscal year, primarily as a result of building inventories in the first and second quarters of the fiscal year to supply third and fourth quarter demand and the financing of accounts receivable in the fourth quarter of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its line of credit. The Company's loan balance was $15,110,000 at December 31, 1997.

        At December 31, 1997, the net collateral availability under the line of credit was approximately $6,300,000.

        The Company anticipates that over the next two years it will spend approximately $0.5 million to make its management information system Year 2000 compliant. The Company has been analyzing this problem for many months and has embarked on, what it feels is, a cost effective plan of action which will include a combination of program modification and operational changes. Management believes it will be Year 2000 compliant by December 31, 1998.

        In December 1997, the Company's Portuguese subsidiary, AVE, in order to receive certain local government business expansion incentives, obtained an additional $694,000 contribution to its capital. AVI contributed $544,000 (79% of $694,000) by reducing the loan balance due by AVE to AVI. The balance of $150,000 was contributed by an officer of AVE, who owns the remaining 21% of AVE. The Company advanced these funds to that officer who then contributed the funds to AVE. AVI recorded the $150,000 advance to the officer in AVI's books under Accounts Receivable at 12/31/97.

        The days sales outstanding (DSO) in accounts receivable increased from 87 days at 12/31/96 to 91 days at 12/31/97. This increase in DSO is due to increased branded sales. Shipments made to specialty retailers and others during the second quarter are typically given extended dating to May 10th of the following year. Accordingly, with current season year to date branded sales up by $2.6 million, this has unfavorably impacted the calculation. The days inventory on hand has decreased from 96 at 12/31/96 to 87 at 12/31/97. This decrease in days inventory on hand is the direct result of improved planning and scheduling.

        The Company does not have any mandatory long-term debt principal payment requirements until May 1999. Based upon current levels of operations and anticipated growth of the Mexico sewing facility, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the foreseeable future.

BACKLOG

        Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. The Company's backlog at 12/31/97 increased by $5.9 million or 22% over 12/31/96. The backlog was $32.6 million at 12/31/97 as compared to $26.7 million at 12/31/96. This increase in backlog is primarily due to the addition of the Nautica and Ocean Pacific labels and improved performance of the La Blanca and Studio brands.

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




                                         APPAREL VENTURES, INC.





   February 11, 1998                     /s/ William  F.  Singletary
------------------------                 ---------------------------------------
          Date
                                         WILLIAM  F.  SINGLETARY
                                         Chief Financial Officer
                                         (Duly authorized officer and
                                         principal financial and
                                         accounting officer)