Form 10-Q
period 1998-03-31
APPAREL VENTURES INC
filed 1998-05-11
CIK 925866

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1998
                                        --------------

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

         Commission file number               33-80570


                             APPAREL VENTURES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


          DELAWARE                                     95 - 4475766
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                 204 WEST ROSECRANS, GARDENA, CALIFORNIA              90248
                 (Address of principal executive offices)          (Zip Code)

                                (310) 538 - 4980
                     ---------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     [ X ]                 No  [   ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      AT MAY 11, 1998, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX


                                                                                                PAGE
                                                                                                ----
PART  I.  FINANCIAL  INFORMATION


ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheet as of March 31, 1998 (Unaudited) and
                  June 30, 1997.                                                                 3

              Consolidated Statement of Operations for the Three and Nine Months
              ended March 31, 1998 and 1997 (Unaudited).                                         4

              Consolidated Statement of Cash Flows for the Nine Months ended
                 March 31, 1998 and 1997 (Unaudited).                                            5

              Notes to Consolidated Financial Statements (Unaudited).                            6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND FINANCIAL CONDITION.                                                           9



SIGNATURE                                                                                        12

PART  I  -  FINANCIAL INFORMATION
ITEM  1  -  FINANCIAL STATEMENTS


                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                   A S S E T S

                                                                                   MARCH 31,             JUNE 30,
                                                                                     1998                  1997
                                                                                  ------------         ------------
                                                                                  (UNAUDITED)
CURRENT ASSETS
       Cash                                                                       $    183,000         $    476,000
       Due from factor                                                              26,650,000           12,969,000
       Accounts receivable, net of allowance for
         doubtful accounts and discounts of $454,000 and $468,000                    3,737,000            2,540,000
       Inventories                                                                  20,814,000            8,372,000
       Deferred charges                                                              2,143,000            2,643,000
       Deferred income taxes                                                         1,301,000            1,123,000
       Prepaid expenses                                                              1,037,000              511,000
                                                                                  ------------         ------------

                 Total current assets                                               55,865,000           28,634,000
                                                                                  ------------         ------------

PROPERTY AND EQUIPMENT, at cost,  net of
       accumulated depreciation and amortization of
       $4,314,000 and $3,657,000                                                     4,729,000            4,675,000

OTHER ASSETS
       Goodwill and organizational costs, net of accumulated
         amortization of $1,272,000 and $1,019,000                                  12,179,000           12,482,000
       Deferred loan costs, net of accumulated amortization
         of $2,031,000 and $1,641,000                                                1,201,000            1,591,000
       Deferred income taxes                                                         2,517,000            2,517,000
       Other                                                                           580,000              502,000
                                                                                  ------------         ------------

                                                                                  $ 77,071,000         $ 50,401,000
                                                                                  ============         ============

                                           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
       Line of credit                                                             $ 23,730,000         $    841,000
       Accounts payable                                                              6,940,000            3,299,000
       Accrued interest payable                                                      1,553,000            2,466,000
       Accrued expenses                                                              4,071,000            2,856,000
       Current portion of notes payable                                                309,000              108,000
                                                                                  ------------         ------------

                 Total current liabilities                                          36,603,000            9,570,000
                                                                                  ------------         ------------

SENIOR NOTES PAYABLE                                                                35,637,000           35,555,000

NOTES PAYABLE, net of current portion                                                2,576,000            2,483,000

STOCKHOLDER'S EQUITY
       Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
         issued and outstanding                                                          1,000                1,000
       Additional paid - in capital                                                 10,935,000           11,038,000
       Cumulative translation adjustment                                              (219,000)            (156,000)
       Accumulated deficit                                                          (8,462,000)          (8,090,000)
                                                                                  ------------         ------------
                                                                                     2,255,000            2,793,000
                                                                                  ------------         ------------

                                                                                  $ 77,071,000         $ 50,401,000
                                                                                  ============         ============



                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                      MARCH 31,                               MARCH 31,
                                         ---------------------------------         ---------------------------------
                                             1998                 1997                 1998                 1997
                                         ------------         ------------         ------------         ------------
NET SALES                                $ 52,063,000         $ 45,695,000         $ 34,266,000         $ 31,400,000

COST OF SALES                              31,001,000           27,172,000           20,287,000           18,483,000
                                         ------------         ------------         ------------         ------------

          Gross profit                     21,062,000           18,523,000           13,979,000           12,917,000

OPERATING EXPENSES
      Design                                2,449,000            2,017,000              587,000              455,000
      Selling                               5,795,000            4,851,000            2,947,000            2,238,000
      Shipping                              1,535,000            1,340,000              780,000              643,000
      General and administrative            6,857,000            6,423,000            2,364,000            1,985,000
                                         ------------         ------------         ------------         ------------
                                           16,636,000           14,631,000            6,678,000            5,321,000
                                         ------------         ------------         ------------         ------------

      Income from operations                4,426,000            3,892,000            7,301,000            7,596,000
                                         ------------         ------------         ------------         ------------

OTHER (EXPENSE) INCOME
      Interest expense                     (4,672,000)          (4,405,000)          (1,802,000)          (1,663,000)
      Interest income                          15,000               17,000                5,000                6,000
      Royalty income                          169,000              127,000               83,000               43,000
      Royalty expense                        (507,000)             (73,000)            (373,000)             (50,000)
      Miscellaneous                            26,000             (311,000)              15,000               (4,000)
                                         ------------         ------------         ------------         ------------
                                           (4,969,000)          (4,645,000)          (2,072,000)          (1,668,000)
                                         ------------         ------------         ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES            (543,000)            (753,000)           5,229,000            5,928,000

INCOME TAX BENEFIT (PROVISION)                173,000              236,000           (1,674,000)          (1,902,000)
                                         ------------         ------------         ------------         ------------

NET INCOME (LOSS)                        $   (370,000)        $   (517,000)        $  3,555,000         $  4,026,000
                                         ============         ============         ============         ============



                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                      1998                 1997
                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $   (370,000)        $   (517,000)
   Depreciation and amortization                                     1,320,000            1,386,000
   Other                                                               (28,000)             (12,000)
   Changes in assets and liabilities
      Due from factor                                              (13,681,000)          (9,287,000)
      Accounts receivable, net                                      (1,197,000)            (816,000)
      Inventories                                                  (12,442,000)          (8,067,000)
      Deferred charges and other assets                                500,000               91,000
      Deferred income tax benefits                                    (178,000)            (237,000)
      Prepaid expenses and other assets                               (604,000)            (321,000)
      Accounts payable                                               3,641,000            3,966,000
      Accrued interest and other expenses                              302,000             (136,000)
                                                                  ------------         ------------
   Net cash used in operating activities                           (22,737,000)         (13,950,000)
                                                                  ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                             (712,000)            (453,000)
                                                                  ------------         ------------
   Net cash used in investing activities                              (712,000)            (453,000)
                                                                  ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowing under line of credit                                   22,889,000           14,577,000
   Advances to Parent                                                 (253,000)                  --
   Contribution of capital from an officer of a subsidiary             144,000                   --
   Borrowing under  senior notes payable                                82,000               72,000
   Borrowing under (repayment of) notes payable                        294,000              (97,000)
                                                                  ------------         ------------
   Net cash provided by financing activities                        23,156,000           14,552,000
                                                                  ------------         ------------


NET INCREASE (DECREASE)  IN CASH                                      (293,000)             149,000

CASH, BEGINNING OF PERIOD                                              476,000              244,000
                                                                  ------------         ------------

CASH, END OF PERIOD                                               $    183,000         $    393,000
                                                                  ============         ============



                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
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

          The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

          The accompanying consolidated financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10-K filing for the fiscal year ended June 30, 1997.

COMPANY BACKGROUND AND NATURE OF BUSINESS - Apparel Ventures, Inc. ("AVI" or the "Company") is a wholly owned subsidiary of AVI Holdings, Inc. The Company was incorporated in Delaware on May 23, 1994 and is headquartered in Gardena, California. AVI designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary lines catering to the Junior and Missy categories distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

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

ADVERTISING COSTS - Advertising costs are expensed in the period incurred.


NOTE  2  -  INVENTORIES

          Inventories consist of the following:

                                       March 31,          June 30,
                                         1998               1997
                                      -----------        -----------
          Piece goods and trim        $ 4,991,000        $ 3,977,000
          Work - in - process           5,630,000            769,000
          Finished goods               10,193,000          3,626,000
                                      -----------        -----------

                                      $20,814,000        $ 8,372,000
                                      ===========        ===========

NOTE  3  -  LINE OF CREDIT

       The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through May 23, 1999. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable and eligible finished goods inventory, plus a seasonal overadvance of $2.5 million during September increasing to $4.5 million from October 1 to March 15, of each year, the amount of which is tied to bookings. Interest on base borrowings is charged at the bank's prime rate plus 1/2%; however borrowings may be fixed, at management's discretion, for periods of 30 to 180 days on which interest is charged, at LIBOR plus 2.75 %. Interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%; however borrowings may be fixed, at management's discretion, for periods of 30 to 180 days on which interest is charged, at LIBOR plus 3.75%. The Credit Facility is collateralized by receivables, finished goods inventories and general intangibles.

       The credit agreement includes a $2,450,000 term loan due May 23, 1999. Interest on the term loan is payable monthly at the bank's prime rate or LIBOR plus 2.5%. The term loan is collateralized by receivables, finished goods inventories, and general intangibles of the Company as well as certain personal assets pledged by the Company's President.

       The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed and cash charge coverage ratios and other matters. For the period ended March 31, 1998 the Company failed to satisfy the cash charge coverage ratio covenant as required by the Credit Agreement. The covenant violation has been waived by the lender.


NOTE  4  -  SENIOR NOTES PAYABLE

       On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of March 31, 1998 there is $36.0 million principal amount of bonds outstanding net of $363,000 in unamortized discount.

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

       The fair value of the senior notes payable is determined based on the estimated current rates available to the Company for debt of similar maturities and terms. The estimated fair value of senior notes payable as of March 31, 1998 is their carrying value.

       Based on information currently available, the Company is unable at this time to determine whether it will be in compliance with the fixed charge coverage ratio covenant in the indenture and in the Credit Agreement for the year ending June 30, 1998.


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

           The $10.0 million Senior Subordinated Notes issued by the Parent bear interest at 12% and require semi - annual interest payments on April 30 and October 31 each year. The notes are due on April 30, 2004. The remaining $3.15 million Junior Subordinated Notes bear interest at 10.78% and require semi-annual interest payments on the 150th day following the second and fourth quarter of each fiscal year. The notes are due in equal annual installments on June 30, 2002, 2003 and 2004. In the aggregate, annual debt service requirement is approximately $2,100,000.

       The Indenture for the Company's Senior Notes prohibits the Company from making distributions to the Parent for the payment of interest on the Senior Subordinated Notes unless the Company satisfies a fixed charge coverage ratio requirement. The Company has not satisfied this requirement and has not made any advances to the Parent for the payment of interest. However, the Parent has satisfied this payment obligation by issuing promissory notes (bearing interest at the default rate) in the amounts of the interest due. In the quarter ended September 30, 1997, the Company made an advance to the Parent in the amount of $100,000 for the payment of certain fees and in the quarter ended March 31, 1998 the Company made an advance of $153,000 to the Parent for repurchase of shares of the Parent's common and preferred stocks from one of the shareholders. These payments were permitted by the indenture for the Senior Notes.

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

       Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for swimwear; changes in trends in the swimwear industry market in which the Company competes; actions of competitors that may impact the Company's business; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, recession, weather and the external economic and political factors which the Company has no control.

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

RESULTS OF OPERATIONS

         The following tables set forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three and nine months ended March 31, 1998 and 1997.

                                                                     THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------------------------------------------------

                                               1998                       %                1997                       %
                                           ------------                 -----          ------------                 -----
NET SALES                                  $ 34,266,000                 100.0%         $ 31,400,000                 100.0%

COST OF SALES                                20,287,000                  59.2%           18,483,000                  58.9%
                                           ------------                                ------------

         Gross profit                        13,979,000                  40.8%           12,917,000                  41.1%

OPERATING EXPENSES
         Design                                 587,000                                     455,000
         Selling                              2,947,000                                   2,238,000
         Shipping                               780,000                                     643,000
         General and administrative           2,364,000                                   1,985,000
                                           ------------                                ------------
                                              6,678,000                  19.5%            5,321,000                  16.9%
                                           ------------                                ------------

             Income from operations           7,301,000                  21.3%            7,596,000                  24.2%

OTHER (EXPENSE) INCOME
         Interest expense                    (1,802,000)                                 (1,663,000)
         Interest income                          5,000                                       6,000
         Royalty income                          83,000                                      43,000
         Royalty expense                       (373,000)                                    (50,000)
         Miscellaneous                           15,000                                      (4,000)
                                           ------------                                ------------
                                             (2,072,000)                 -6.0%           (1,668,000)                 -5.3%
                                           ------------                                ------------

INCOME BEFORE INCOME TAXES                    5,229,000                  15.3%            5,928,000                  18.9%

INCOME TAX PROVISION                         (1,674,000)                 -4.9%           (1,902,000)                 -6.1%
                                           ------------                                ------------

NET INCOME                                 $  3,555,000                  10.4%         $  4,026,000                  12.8%
                                           ============                                ============

                                                                      NINE MONTHS ENDED MARCH 31,
                                           -------------------------------------------------------------------------

                                               1998                       %                1997                  %
                                           ------------                 -----          ------------            -----
NET SALES                                  $ 52,063,000                 100.0%         $ 45,695,000            100.0%

COST OF SALES                                31,001,000                  59.5%           27,172,000             59.5%
                                           ------------                                ------------

             Gross profit                    21,062,000                  40.5%           18,523,000             40.5%

OPERATING EXPENSES
         Design                               2,449,000                                   2,017,000
         Selling                              5,795,000                                   4,851,000
         Shipping                             1,535,000                                   1,340,000
         General and administrative           6,857,000                                   6,423,000
                                           ------------                                ------------
                                             16,636,000                  32.0%           14,631,000             32.0%
                                           ------------                                ------------

             Income from operations           4,426,000                   8.5%            3,892,000              8.5%

OTHER (EXPENSE) INCOME
         Interest expense                    (4,672,000)                                 (4,405,000)
         Interest income                         15,000                                      17,000
         Royalty income                         169,000                                     127,000
         Royalty expense                       (507,000)                                    (73,000)
         Miscellaneous                           26,000                                    (311,000)
                                           ------------                                ------------
                                             (4,969,000)                 -9.5%           (4,645,000)           -10.2%
                                           ------------                                ------------

LOSS BEFORE INCOME TAXES                       (543,000)                 -1.0%             (753,000)            -1.6%

INCOME TAX BENEFIT                              173,000                   0.3%              236,000              0.5%
                                           ------------                                ------------

NET LOSS                                   $   (370,000)                 -0.7%         $   (517,000)            -1.1%
                                           ============                                ============


NET SALES

         Net sales for the nine months of fiscal 1998 increased by $6.4 million or 13.9%, as compared to the same period of fiscal 1997. This increase was due primarily to the increase in the sale of licensed merchandise totaling $7.5 million, increased private label sales of $2.7 million, and increased La Blanca and Studio La Blanca sales of $4.0 million, offset by a decrease in the Sassafras Group branded merchandise sales of $5.6 million and a decrease in prior season merchandise sales of $2.2 million.

         Net sales for the quarter ended March 31, 1998 increased by $2.9 million or 9.1%, as compared to the same period of fiscal 1997. This increase was due primarily to a $5.6 million increase in licensed product sales, and increased La Blanca and Studio La Blanca sales of $1.8 million, offset by decrease in Sassafras Group branded merchandise sales of $3.8 million and a decrease in prior season merchandise sales of $2.7 million.

GROSS PROFIT

         Gross profit for the nine months of fiscal 1998 increased $2.5 million or 13.7% and remained unchanged from the prior year, as a percent of net sales, at 40.5%. Gross profit on branded merchandise decreased from 44.8% of net sales in fiscal 1997 to 43.4% of net sales in fiscal 1998. This decrease in gross profit, as a percent of net sales, was primarily in the Sassafras group, where the gross margin decreased from 48% in fiscal 1997 to 41.3% in fiscal 1998. This deterioration was due primarily to the poor reception of the Sessa and Too Hot Brazil brands.

         Gross profit for the quarter ended March 31, 1998 increased $1.1 million or 8.2% , but decreased as a percent of net sales, from 41.1% to 40.8%, due primarily to the decrease in gross margin for the Sessa and Too Hot Brazil brands.

OPERATING EXPENSES


       Operating expenses for the first nine months of fiscal 1998 increased $2.0 million or 13.7% but remained constant as a percent of net sales, at 32.0%. This increase in operating expenses is primarily due to increased design expense of $0.4 million, increased selling expense of $0.9 million, increased distribution expense of $0.2 million and increased general and administrative expense of $0.4 million. The increase in selling expense was attributable to increased commissions of $0.1 million, increased advertising expense of $0.4 million relating primarily to increased co-op advertising, due to increased branded sales and payments made to licensors on licensed products, and an increase in amortization of deferred sample expense of $0.2 million. The increase in general and administrative expense was attributable to increased production and operation salaries of $0.2 million, increased factor commissions of $0.1 million and increased travel expense of $0.1 million.

       Operating expense for the quarter ended March 31, 1998 increased $1.4 million and also increased as a percent of net sales from 16.9% to 19.5%, due primarily to increased design expense of $0.1 million, increased selling expense of $0.7 million, increased distribution expense of $0.1 million and increased general and administrative expense of $0.4 million. The increase in selling expense is attributable to increased advertising of $0.5 million relating primarily to increased co-op advertising due to increased branded sales and payments made to licensors on licensed products, and increased commission expense of $0.1 million. The increase in general and administrative expenses was due primarily to increased bonus accrual of $0.2 million, increased factor commission of $0.1 million and increased other costs of $0.1 million.

OTHER EXPENSES

       Other expenses for the first nine months of fiscal 1998 increased $0.3 million due primarily to an increase in interest expense of $0.3 million, in order to fund the higher inventory and accounts receivable levels, and increased royalty expense of $0.4 million for the licensed product sales of Nautica and Ocean Pacific, offset by reduced other expense relating to a litigation settlement and related legal expense in the prior year.

       Other expenses for the quarter ended March 31, 1998 increased $0.3 million due primarily to increased interest expense of $0.2 million and increased royalty expense of $0.3 million, offset by reduced other expenses relating to a litigation settlement and related legal expense in the prior year.

INCOME TAX BENEFIT AND NET LOSS

       Net loss before income tax benefit for the nine months of fiscal 1998 was ($0.5) million compared to ($0.7) for the same period of fiscal 1997. The decrease in net loss is due to increased gross profit margin of $2.5 million, offset by increased operating expenses of $2.0 million and increased other expenses of $0.3 million.

       Net income before income tax provision was $5.2 million for the quarter ended March 31, 1998, compared to $5.9 million for the same quarter in fiscal 1997. The decrease in net income reflects increased operating expenses of $1.3 million and increased other expenses of $0.5 million, offset by increase in gross profit margin of $1.1 million.

       The income tax benefit (provision) is estimated at a 32% effective tax rate, consistent with the prior year. The Company expects to utilize a portion of the net operating loss carryforwards during fiscal 1998 as it realizes taxable income.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital requirements are seasonal, with peak needs arising near the end of the third quarter and the beginning of the fourth quarter of the fiscal year, primarily as a result of building inventories in the first and second quarters of the fiscal year to supply third and fourth quarter demand and the financing of accounts receivable in the fourth quarter of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its line of credit. The Company's loan balance was $23,730,000 at March 31, 1998.

            At March 31, 1998, the net collateral availability under the line of credit was approximately $5,475,000.

       The Company anticipates that over the next year it will spend approximately $0.4 million to make its management information system Year 2000 compliant. The Company has been analyzing this problem for many months and has embarked on a cost effective plan of action which will include a combination of program modification and operational changes. Management believes it will be Year 2000 compliant by December 31, 1998.

       In December 1997, the Company's Portuguese subsidiary, AVE, in order to receive certain local government business expansion incentives, obtained an additional $694,000 contribution to its capital. AVI contributed $550,000 (79% of $694,000) by reducing the loan balance due by AVE to AVI. The balance of $144,000 was contributed by an officer of AVE, who owns the remaining 21% of AVE. The Company advanced these funds to that officer who then contributed the funds to AVE. AVI recorded the $144,000 advance to the officer in AVI's books under Accounts Receivable.

       The days sales outstanding (DSO) in accounts receivable decreased from 76 days at March 31, 1997 to 74 days at March 31, 1998. This decrease in DSO is due to improved collection efforts. The days inventory on hand has increased from 100 at March 31, 1997 to 188 at March 31, 1998. This increase in days inventory is the direct result of disappointing sales for the months of February and March, 1998 as compared to the forecast. Sales were less than planned due to late deliveries in the Sassafras Group, poor weather in the Company's major markets and other general business conditions. These issues caused the Company to take $6.0 million in order cancellations during the last two weeks of March, as compared to $1.8 million in the comparable period last year. This increased inventory level should only have a short term effect on the Company's working capital availability, which should be remedied with improved sales in the fourth quarter.

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

BACKLOG

       Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. The Company's backlog at March 31, 1998 increased by $4.0 million or 38.7% over March 31, 1997. The backlog was $14.4 million at March 31, 1998 as compared to $10.4 million at March 31, 1997. This increase in backlog is primarily due to Nautica, Ocean Pacific and private label orders to be shipped in the fourth quarter.

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



                                               APPAREL VENTURES, INC.



          May 11, 1998                         /s/  WILLIAM F. SINGLETARY
       ------------------                      ---------------------------------
             Date
                                               WILLIAM  F. SINGLETARY
                                               Chief Financial Officer
                                               (Duly authorized officer and
                                               principal financial and
                                               accounting officer)