Form 10-K
period 1998-06-30
APPAREL VENTURES INC
filed 1998-09-28
CIK 925866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________ to ___________________

        Commission file number  33-80570

                             APPAREL VENTURES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                95-4475766
--------                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  204 WEST ROSECRANS, GARDENA, CALIFORNIA    90248
               ------------------------------------------  ---------
               (Address of principal executive offices)    (Zip Code)

                                (310) 538 - 4980
                                ----------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT : None

                                                           Name of each exchange
         Title of each class                               on which registered
         -------------------                               ---------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days      Yes [X]   No [ ]

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


        AT SEPTEMBER 28, 1998, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

        Documents incorporated by reference : None

                                     PART I


ITEM 1.  BUSINESS

         Apparel Ventures, Inc. , a Delaware corporation ("AVI" or the "Company"), was incorporated on April 20, 1994 and is headquartered in Gardena, California. AVI is a wholly - owned subsidiary of AVI Holdings, Inc. ("AVI Holdings") The principal stockholders of AVI Holdings are partners and affiliates of The Jordan Company, a firm that structures and invests in acquisitions of private companies, and members of the Company's management.

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

PRODUCT LINE

         The Company's current product line offerings by its U.S. Division are as follows:


         SASSAFRAS GROUP                         LA BLANCA GROUP
         ---------------                         ---------------
Sassafras       Citrus               La Blanca                 Elisabeth Stewart
Sessa           Too Hot              Studio La Blanca          Private Label
Private Label   Nautica (licensed)   Ocean Pacific (licensed)


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

SESSA. Introduced in 1991, Sessa has been designed to bridge the junior and missy segments of the contemporary swim market by focusing on the fashion conscious baby boomer who seeks support and coverage while maintaining a forward style. Sessa targets ages 25 to 50 and is priced at retail between $55 and $90. Sessa offers approximately 140 styles featuring a multitude of textures and patterns in its one and two piece styles. Sessa's extensive cover-up and beachwear collection features pareaus, dresses, boy shorts, oversize shirts , shorts and skirts at retail prices ranging from $32 to $79. Sessa is primarily distributed through department stores, catalog accounts and specialty stores.

CITRUS. Introduced in 1987, Citrus swimwear is designed to focus on the active, surf, fashion forward juniors aged 13 to 28, and is priced at retail between $44 and $72. Citrus offers approximately 140 styles with each featuring sporty v-neck tanks, halter boy shorts, sport bras or triangle tops, with vivid colors in graphic prints and textures. Shapely padding and functional lingerie strap underwire styles characterize the Citrus two piece tops. Cover-ups include hot pants, sundresses and board shorts. A junior separates collection is offered annually, sized extra small to large in novelty textures and prints, and features full, moderate and surfer cut bottoms, as well as D cups. Citrus is distributed primarily through department stores and specialty stores.

TOO HOT. Reintroduced in 1998, Too Hot is designed to focus on the "surfer girl", aged 14 to 26, and is priced at retail between $50 and $74. Too Hot offers approximately 60 styles, mostly two piece designs, including "cami" tops, sport bras, triangles and the hot trend "Tankinis". The Too Hot color story is a retro Hawaiian one that appeals to the customer who wants a unique look for herself. Too Hot is primarily distributed through swim and specialty stores.

NAUTICA. The Nautica license was acquired in June 1996. The initial controlled release was very successful. The 1999 lines take the Nautica brand into two directions. The first direction is Nautica collections, a brand concept with all American styling and attitude targeted at affluent customers who identify with designer merchandise. The second direction is athletic attitude, featuring color blocking and clear suits with piping and binding features. Retail prices range from $40 to $100. Nautica separates were introduced in the summer of 1998 and have been very attractive at retail. Nautica is distributed through a selective group of department, swim and specialty stores.


LA BLANCA GROUP

          The La Blanca Group, focusing on the Missy market (ages 25 and over), the Junior market (ages 14 to 25) and the children and pre-teen market (ages 7 to 13) is comprised of the following product lines:

LA BLANCA. Introduced in 1981, La Blanca is AVI's largest selling line and is a leader in the Missy market. La Blanca offers approximately 100 styles between swimwear and cover-ups and is particularly well known for its innovative styling and excellent fit. Priced at retail between $65 and $100, management believes La Blanca's high quality fabrics and suit construction provide a price/value relationship which is superior to any of La Blanca's competitors. La Blanca's sales of two piece suits is approximately 40% of its total net sales. This has lead to developing a La Blanca separates line introduced for Cruise 1999 season. The most innovative addition is La Blanca Curva, introduced in August 1998, offering bra sized swimwear which management believes will increase the sales as the consumer is responding to fit enhancement. La Blanca is distributed primarily through department stores, national chains and specialty stores.

STUDIO LA BLANCA. Introduced for the 1995 Cruise Season, Studio La Blanca is a fashion leader in the "contemporary Junior" market, appealing to the sophisticated junior as well as the missy customer with a young attitude. Retail prices range from $40 to $80. Primarily a two piece business, Studio addresses the demand from the younger market for separates and the ability to buy a different size top than bottom. Studio is distributed through department stores, national chains and specialty stores.

ELISABETH STEWART. AVI acquired the Elisabeth Stewart Label in April, 1994. This line gives the Company a presence in the market niche serving the more mature customer. The merchandising approach is typically more conservative and features "figure control" design with matching cover-ups. Retail prices $60 to $90 are similar to other branded products.

OCEAN PACIFIC. AVI acquired the Ocean Pacific or OP label through a licensing agreement signed in February 1997. OP produces swimwear and beachwear for the junior and kids market. Ocean Pacific is designed with the California beach style in mind. The line has been upgraded from past offerings by using textured fabrics and print fabrications that give the product a more "rich" feeling. The fit is conservative and will appeal to the junior customer who wants a clean covered look. The children's fit has remained consistent from years past and focuses on the customer who is in and out of the water all day long. It is distributed primarily through department stores, national chain stores and specialty stores.

PRIVATE LABEL. The Company sells specially designed and manufactured products for retail customers such as as Montgomery Ward, Wal*Mart, JC Penney, Sears, Target and others. Entry into this segment of the market provides the Company with balance to its heavy focus on the branded business.

FOREIGN OPERATIONS - APPAREL VENTURES EUROPA AND AVI DE MEXICO

        In 1992, in order to have the ability to manufacture and sell product in the European Economic Community ("EEC"), the Company purchased 79% of the capital stock of a small manufacturing operation in Portugal, which it renamed Apparel Ventures Europa - Textil, LDA ("AVE"). Management of AVE owns the remaining 21% of AVE's stock. Upon acquiring AVE, management of the Company realized that the implementation of a comprehensive strategy required for creative development, manufacturing and sales for the EEC would take three to five years. AVE currently manufactures the product lines "Citrus" and "Too Hot Brazil" for the European market. AVE also sells specially designed and manufactured products for Marks & Spencer. AVE accounted for $4.2 million (excluding intercompany sales) of net sales for the fiscal year ended June 30, 1998.

         During fiscal 1997, the Company established an operating company in Cuernavaca, Mexico. The wholly-owned subsidiary's name is AVI De Mexico, S.A. De C.V. This Mexican sewing plant will begin full production in fiscal 1999. See section "Design and Manufacturing" below for more information about the Mexican subsidiary.

GROUP NET SALES AND GROSS PROFIT

         The table below illustrates a breakdown of the net sales and gross profit for each of the Company's three U.S. Division/Groups and AVE for each of the last three fiscal years.

                                                           NET SALES                           GROSS PROFIT
                                               ---------------------------------      ---------------------------------
                                                    FISCAL YEAR ENDED JUNE 30,            FISCAL YEAR ENDED JUNE 30,
                                               ---------------------------------      ---------------------------------
                                                 1996         1997        1998          1996        1997          1998
                                                 ----         ----        ----          ----        ----          ----
                                                                             ($ in Millions)
Sassafras Group .......................        $  40.0      $  27.3      $  28.1      $  13.9      $  10.9      $   7.7
La Blanca Group .......................           32.4         35.6         44.0          8.5         12.3         15.7
Import Group ..........................            0.5          0.1          0.0         -0.2          0.0          0.0
AVE ...................................            2.5          3.3          4.2          1.0          1.4          1.7
                                               ---------------------------------      ---------------------------------
                  Total                        $  75.4      $  66.3      $  76.3      $  23.2      $  24.6      $  25.1
                                               =================================      =================================

----------


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

        AVI is able to maintain control over the manufacturing process while achieving a degree of flexibility to respond to market changes. All of AVI's cutting is performed in-house at its Gardena, California facility. Three Company operated facilities in South Gate, Norwalk and Oxnard, California fulfill approximately 25% of AVI's sewing requirements These plants manufacture the Company's labels and products exclusively. AVI currently subcontracts outside contractors the remaining 75% of its sewing requirements, of which approximately 75% is subcontracted to local Los Angeles area contractors and 25% to Mexico contractors (including AVI De Mexico). AVI maintains control over the quality of the garments at all sewing facilities through its quality control staff who approve all cuts at the sewing site and re-check garments at the Company's distribution centers. All plants have been moved to an 11-month production cycle to minimize the impact of seasonality. This is achieved through various cut-up and Private Label programs help absorb the fixed overhead during otherwise non productive periods.

         The Company believes that long term it must increase its lower cost Mexican production capacity. During fiscal 1997 the Company established a Maquiladora plant in Cuernavaca, Mexico. At June 30, 1998 the Company had 94 operators. On August 31, 1998 the Company entered into an agreement to purchase Trajes de Bano, a Maquiladora plant also located in the Cuernavaca industrial park, out of bankruptcy. Trajes de Bano was the Maquiladora of Apparel America, which produced constructed missy swimwear. The Trajes de Bano Maquiladora had approximately 100 operators and 200 sewing machines. The Company acquired the stock and other operating assets of Trajes de Bano in a transaction accounted for as purchase. This acquisition should double the capacity of the Company's Mexican subsidiary's facility in Cuernavaca, Mexico. The Company estimates that with this purchase of Trajes de Bano it will be able to meet its year two of operation target of 260 employees. The Company also executed a capital lease with the option to purchase the 35,000 square feet building in Cuernavaca.


DISTRIBUTION AND SALES


         AVI sells its products through all major distribution channels. AVI's brands are sold through prestige department stores such as Saks, Bloomingdales, Lord & Taylor and Nordstrom, and traditional department stores such as Dillards, Macy's and Robinson May and specialty stores such as Everything But Water and California Sunshine. AVI sells branded close - out merchandise to MARMAXX Group and Ross. AVI sells Private Label products to Wal*Mart, JC Penney and Sears. AVI's top ten customers accounted for approximately 42% of gross sales and no single customer for more than 10% of AVI's gross sales in fiscal 1998.

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


                Function                    Time Frame
         -----------------------         ------------------
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

         In order to optimize its product offerings, AVI takes full advantage of the "Early Cruise" season by providing test product lines and working closely with buyers to obtain feedback for the Cruise season. AVI encourages early ordering by specialty stores, offering dating programs that allow up to 102 days for payment at the start of the season. AVI offers an exchange program where AVI takes back slow moving products in exchange for more popular selling products. During the past three years, returns and allowances have averaged 7.6% of gross sales.

         AVI maintains national showrooms in Los Angeles and New York which are staffed by a total of four clerical and eight employed salespeople. AVI covers other major markets by utilizing independent sales representatives from 14 different organizations. These independent sales representatives are paid a commission based on a fixed percentage of net sales, with lower rates established for off - price or promotional sales. In addition, two officers of the Company and two sales principals of each brand Group play an active role in developing customer relationships and managing certain house accounts. The most extensive marketing effort occurs at tradeshows, where the Company's products are showcased along with competitors' merchandise. Major tradeshows occur in Florida, New York and Los Angeles, usually from July through October.

FACTORING

         The Company currently factors substantially all of its accounts receivable with Republic Business Credit Corporation ("Republic"). Under the factoring agreement, the factor purchases substantially all of the Company's accounts receivable and assumes substantially all credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company is currently in process of negotiating a new factoring agreement with the CIT Group. The Company believes this new relationship will increase the factor approved credit for its customers and give the Company the trade credit for its major vendor partners necessary for the upcoming season. The Company employs eight employees who are responsible for following up on adjustments claimed by customers on chargebacks prepared by the factor. Subject to restrictions under the Company's Credit Facility, the Company can draw advances from the factor if desired based on a pre-determined percentage of accounts receivable sold.


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

         In general the branded women's swimwear business is dominated by AVI, Jantzen (a division of VF Corp.), Beach Patrol (a privately held company), Sirena Apparel Group, Inc. and Authentic Fitness, Inc. The balance of the industry is characterized by small companies with sales of less than $10 million.

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


EMPLOYEES

         During the peak season from July through April, the production headcount increases from approximately 125 to 575. None of the Company's workforce is unionized, and employee relations are considered to be good. The employee count as of June 30, 1998 was as follows:


                                                         NUMBER OF
                                                         EMPLOYEES
                                                         ---------
 Executive Management                                        4
 Administrative                                             45
 Design and sample makers                                   50
 Production                                                288
 Marketing and Showroom                                     13
 Shipping and Distribution                                  33
                                                           ---
                                                           433
                                                           ===


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

         In June 1996, the Company entered into a license agreement with Nautica Apparel, Inc. for the design, manufacture and marketing of women's swimwear and related cover-ups under the "Nautica" brand name. The agreement covers the U.S. and its territories and is valid for a term up to and including June 30, 2000 and provides for the payment of certain minimum royalty and advertising payments based on net sales for each agreement year. Nautica Apparel, Inc. has the right to approve design specifications of products bearing the licensed trademark.

         Minimum annual royalty payments under these licensing agreements are approximately $361,000 and $397,000 for the years ending June 30, 1999 and 2,000 respectively.

         Management believes that loss of any license would not have a material adverse effect on the Company.


BACKLOG

         Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. At January 31, 1998 the Company's backlog was approximately $35.9 million. The backlog at September 18, 1998 was $19.7 million compared to $17.1 million at September 19, 1997. See also "Seasonality" below.

SEASONALITY

         The Company's business is highly seasonal. In fiscal 1998, approximately 76% of the Company's gross sales were generated in the second half of its fiscal year. The Company expects this pattern to continue in its current and subsequent fiscal years. This seasonality and the relatively long lead times required to design and manufacture new products have led to the development of this standard selling cycle. The Company operates with a deficit in cash flow from operations (seasonal working capital requirements) for the first nine months of each fiscal year.



CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         Certain statements included in Item 1 - "Business", Item 3 - "Legal Proceedings" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements" within the meaning of the federal securities laws. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto.

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

ITEM 2.  PROPERTIES

The following is a summary of all Company operated facilities:

                                                                                                  SQUARE        LEASED OR
     FACILITY                                   LOCATION                                         FOOTAGE            OWNED
     --------                                   --------                                         -------            -----
Corporate Headquarters and                      204 W. Rosecrans Ave.
Finished Goods Warehouse                        Gardena,  CA.                                    63,000             Owned

Fabric & Trim Warehouse and                     230 W. Rosecrans Ave.
Cutting Operations                              Gardena,  CA.                                    63,600             Leased

Shipping Department and                         312 E. Rosecrans Ave.
Finished Goods Warehouse                        Gardena,  CA.                                    48,964             Leased

AVI Sewing Plant                                11101 Palmer Ave.
                                                South Gate,  CA.                                 17,000             Leased

AVI Sewing Plant                                14010 Shoemaker Ave.
                                                Norwalk,  CA.                                    24,468             Leased

AVI Sewing Plant   (*)                          12228 Barringer St.
                                                El Monte, CA.                                    13,350             Leased

AVI Sewing Plant                                1701 Fiske Place
                                                Oxnard,  CA.                                     20,480             Leased

Eastern Showroom                                1411 Broadway  #3111
                                                New York,  NY.                                    5,175             Leased

Western Showroom                                110 E. 9th St.  #C1117
                                                Los Angeles,  CA.                                 2,805             Leased

Offices, Cutting Operations and Finished        Bairro Campo da Bola
Goods Warehouse - Portugal                      Albarraque
                                                2735 Rio de Mouro, PORTUGAL                      10,753             Leased

Sewing Plant - Portugal                         Estrada de Alvide, 603
                                                Abuxarda
                                                2750 Cascais, PORTUGAL                            6,451             Leased

Sewing Plant - Mexico                           Parque Industrial "Ciudad de la Confeccion"
                                                Camino Temixco Emiliano Zapata Km.3, Lote 6
                                                Col. Palo Escrito, C.P. 62760
                                                Municipio de Emiliano Zapata, Morelos                               Leased/
                                                Emiliano Zapata, Morelos,   MEXICO               35,628             Option to buy
                                                                                                 ------
                                      Total                                                     311,674
                                                                                                =======


         The Company believes that the existing facilities are in good condition and adequate to meet its current and reasonably foreseeable manufacturing requirements.

         The Company owns substantially all of the equipment used in all of its facilities.

-----------------

(*) The El Monte Plant was closed as of August 31, 1998, due to inefficiencies and high cost of operation. The cost involved for closing the facility was not material.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time involved in routine litigation. No litigation in which the Company is presently involved is material to its financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Company's common stock. AVI Holdings, Inc. owns 100% of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA
       ( $ IN MILLIONS)

        The following table presents selected consolidated historical financial data of the Company and the Predecessor:

                                                                         JUNE 30,
                                             -------------------------------------------------------------------
                                              1994           1995           1996           1997           1998
                                             -------        -------        -------        -------        -------
BALANCE SHEET DATA:
       Working capital                       $26.7          $19.5          $19.2          $19.1          $12.3
           Total assets                       52.2           66.0           52.0           50.4           56.5
       Long-term debt                         39.3           39.3           38.0           38.0           36.7
       Stockholder's equity (deficit)          8.1            2.6            3.8            2.8           (4.7)



                                                 THE COMPANY
                                                     AND THE                        THE COMPANY
                                                 PREDECESSOR    ----------------------------------------------------
                                                ------------
                                                    COMBINED
                                                    52 WEEKS
                                                       ENDED                        YEAR ENDED JUNE 30,
                                                     JUNE 30,   ----------------------------------------------------
                                                        1994           1995           1996         1997         1998
                                                ------------    -----------        -------       ------        -----
OPERATING DATA:                                 (AS RESTATED)
                                                      (6)
       Net sales                                       $69.0          $76.5          $75.4        $66.3        $76.3
       Gross profit                                     26.6           22.8           23.1         24.6         25.1
       Operating expenses                               18.4           22.3           19.7         19.4         22.0
       Depreciation & amortization                       0.8            2.1            2.5          1.9          1.9
       Income (loss) before income taxes                 7.0           (6.1)          (4.1)        (1.2)        (4.2)
       Net income (loss)                                 6.9           (4.2)          (2.8)        (0.9)        (7.2)
       Unaudited pro forma:
         Provision (benefit) for income taxes          $ 2.8(1)       ($1.9)         ($1.3)       ($0.3)       $ 3.0
         Net income (loss)                               4.2           (4.2)          (2.8)        (0.9)        (7.2)
       Capital Expenditures                              3.9            1.7(2)         0.6          0.8          2.2(10)
       Ratio of earnings to fixed charges (3)            5.6x           0.1x           0.4x         0.8x         0.3x


OTHER FINANCIAL DATA: (4)
       EBITDA                                          $ 9.8          $ 2.5          $5.0 (7)     $6.1 (8)     $ 3.8(9)
       EBITA                                             9.0            1.2            3.9          5.1          2.8
       Net sales growth                                 -4.4%          10.9%          -1.5%       -12.1%        15.2%
       Gross margin                                     38.5%          29.8%          30.6%        37.1%        32.9%
       EBITDA margin                                    14.2%           3.3%           6.6%         9.2%         5.0%

         EBITDA / Net interest expense                   1.8x(5)         0.4x         0.7x         1.1x           0.6x
         EBITA / Net interest expense                    1.7x(5)         0.2x         0.6x         0.9x           0.5x


CASH FLOW INFORMATION:
       Operating activities                            $ 6.1         ($10.3)         $ 8.3        $ 4.5        ($10.7)
       Investing activities                            (39.8)          (1.9)          (0.8)        (0.9)        (0.9)
       Financing activities                             32.9           12.3           (8.0)        (3.4)        11.6

(1) For historical periods presented through May 23, 1994, the Company was an "S" corporation and, accordingly, was not subject to corporate income taxes, except in certain states. The pro forma income tax information has been computed as if the Company had been subject to corporate income taxes based on the tax laws in effect during the period.


(2) This includes the cost of certain real estate acquired pursuant to the acquisition of the Company's business in (the "Acquisition") and the allocation of excess purchase price in the Acquisition to equipment.


(3) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income before income taxes plus fixed charges, and "fixed charges" consist of interest expense. For fiscal 1997 and 1998 earnings were inadequate to cover fixed charges by $2.1 million and $5.0 million respectively.


(4) The Company has included information concerning EBITDA and EBITA because it understands that such information is used by certain investors as measures of the Company's operating performance. EBITDA and EBITA should not be considered as alternatives to, or more meaningful than, income from operations or cash flow (as determined in accordance with generally accepted accounting principles) as measures of the Company's operating performance. EBITDA and EBITA do not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. Furthermore, EBITDA and EBITA presented herein may not be comparable to similarly titled measures of other companies because of variations of the "adjustments" that might exist in the computations.


                                                      THE COMPANY
                                                          AND THE
                                                      PREDECESSOR                        THE COMPANY
                                                      -----------     -----------------------------------------------
                                                         COMBINED
                                                         52 WEEKS
                                                            ENDED                    YEAR ENDED JUNE 30,
                                                          JUNE 30,     -----------------------------------------------
                                                             1994      1995       1996           1997            1998
                                                                       -----      -----          -----           -----
Net income (loss)                                           $6.9      ($4.2)     ($2.8)         ($0.9)          ($7.2)
Add:
         Interest expense, net of interest income
         and amortization of debt issue costs                1.4        6.5        6.7            5.5             6.2
         Provision (benefit) for income taxes                0.1       (1.9)      (1.3)          (0.3)            3.0
         Amortization of goodwill and
           organization costs                                 --        0.3        0.4            0.3             0.3
         Amortization of debt issue costs                     --        0.5        0.6            0.5             0.5
                Miscellaneous (*)                            0.6         --        0.3             --
                                                            ----       ----       ----           ----            ----
                        EBITA                                9.0        1.2        3.9            5.1             2.8
                 Depreciation                                0.8        1.3        1.1            1.0             1.0
                                                            ----       ----       ----           ----            ----
                       EBITDA                                9.8        2.5        5.0(**)        6.1(***)        3.8(****)

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


(*) Amounts are adjusted to exclude lease expenses of $0.3 for the Combined 52 weeks ended June 30, 1994, to give effect to the acquisition of certain real estate assets and $0.3 to adjust for one-time bonus compensation. In fiscal 1996, the Company recorded an extraordinary item of $0.3 million related to the write-off of deferred debt issue costs and bond discount due to the repurchase of $4.0 million of Senior Notes.

(**)    See Note 7 below.

(***)   See Note 8 below.

(****)  See Note 9 below.

(5) Coverages are based on pro forma net cash interest expense of $5.3 million, consisting of $4.9 million on the Senior Notes and $0.4 million on the revolver debt.

(6) During the course of attempting to reconcile book to physical inventory differences as of June 30, 1995, the Company discovered that inventory as of June 30, 1994 had been overstated by $1,331,000. This overstatement pertained to two items of inventory for which the quantity had been recorded incorrectly into the inventory costing program after a physical count. As a result, gross profit and net income of the Company for the five weeks ended June 30, 1994 would have been reduced by approximately $93,000 and $56,000, respectively, and gross profit and net income of the Predecessor for the forty-seven weeks ended May 22, 1994 would have been reduced by approximately $1,238,000 and $1,201,000, respectively.

        The financial statements have been adjusted to correct for this error for the combined 52 weeks ended June 30, 1994. The effect of this adjustment on various amounts in the June 30, 1994 balance sheet are as follows:

        Decrease additional paid-in-capital          $  492,000
        Increase goodwill                               709,000
        Increase deferred tax assets                     74,000
        Decrease retained earnings                       56,000
                                                     ----------

        Decrease inventory                           $1,331,000
                                                     ==========


         The Company had processes in place which were intended to detect such instances of overstated inventory at the time the error was made, however, the process failed to detect and correct the problem. As a result, the Company implemented additional inventory controls to prevent the recurrence of such a situation. In addition, the Company examined its entire inventory management and control processes and implemented changes to enhance the effectiveness of overall inventory management. Such additional processes and controls include enhancements to data processing systems, routine and regular inventory variance analysis, purchasing controls, and others. Management believes the existing system of inventory control is functioning effectively.



(7) Certain charges were incurred in fiscal 1996, totaling $1.6 million, affecting EBITDA that were not expected to recur in fiscal 1997. These charges include: $1.2 million in additional markdowns on prior season raw material and finished goods inventory, due to decline in value of merchandise; $0.2 million in bad debt write-offs; and $0.2 million of other miscellaneous charges to operations. Had these charges not occurred, the adjusted EBITDA would have been $6.6 million.


(8) Certain charges were incurred in fiscal 1997, totaling $0.9 million, affecting EBITDA that are not expected to recur in fiscal 1998. These charges include: $0.4 million (including legal fees) in connection with a legal settlement; $0.3 million executive severance pay accrual; and $0.2 million in miscellaneous charges to operations. Had these charges not occurred, the adjusted EBITDA would have been $7.0 million.

(9) Certain charges were incurred in fiscal 1998, totaling $1.0 million, affecting EBITDA that are not expected to recur in fiscal 1999. These charges include: $0.5 million in AVI De Mexico start-up costs; $0.2 million in connection with year 2000 related system conversion costs; $0.2 million in legal settlement and legal fees; and $0.1 million in bad debt provision for notes receivable from sales representatives. Had these charges not occurred, the adjusted EBITDA would have been $4.8 million.

(10) Capital expenditures includes $1,310,000 in capitalized building cost under capital lease obligation (AVI De Mexico).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables also set forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the years ended June 30, 1996, 1997 & 1998.


                                                                        Year Ended June 30,
                                              ---------------------------------------------------------------------------
                                                  1996         %              1997         %            1998         %
                                              ------------   -----        ------------   -----      ------------   ------
        NET SALES                             $ 75,389,000   100.0%       $ 66,262,000   100.0%     $ 76,328,000   100.0%

        COST OF SALES                           52,252,000    69.3%         41,673,000    62.9%       51,210,000    67.1%
                                              ------------                ------------              ------------

                  Gross profit                  23,137,000    30.7%         24,589,000    37.1%       25,118,000    32.9%

        OPERATING EXPENSES
              Design                             2,310,000                   2,510,000                 3,032,000
              Selling                            6,612,000                   6,112,000                 7,900,000
              Shipping                           1,940,000                   1,923,000                 2,527,000
              General and administrative         8,877,000                   8,877,000                 8,575,000
                                              ------------                ------------              ------------

                                                19,739,000    26.2%         19,422,000    29.3%       22,034,000    28.9%
                                              ------------                ------------              ------------

                 Income from operations          3,398,000     4.5%          5,167,000     7.8%        3,084,000     4.0%

        OTHER (EXPENSE) INCOME
              Interest expense                  (7,351,000)                 (5,946,000)               (6,744,000)
              Royalty income                       278,000                     214,000                   205,000
              Royalty expense                            0                           0                  (799,000)
              Other                               (402,000)                   (599,000)                   24,000
                                              ------------                ------------              ------------

                                                (7,475,000)   -9.9%         (6,331,000)   -9.6%       (7,314,000)   -9.6%
                                              ------------                ------------              ------------

        LOSS BEFORE INCOME TAX BENEFIT          (4,077,000)   -5.4%         (1,164,000)   -1.8%       (4,230,000)   -5.5%

        INCOME TAX PROVISION (BENEFIT)          (1,309,000)   -1.7%           (264,000)   -0.4%        3,006,000     3.9%
                                              ------------                ------------              ------------

        NET LOSS                               ($2,768,000)   -3.7%           ($900,000)  -1.4%      ($7,236,000)   -9.5%
                                              ============                ============              ============


FISCAL 1998 VS. 1997

NET SALES

         The Company's net sales for fiscal 1998 increased by $10.1 million or 15.2% as compared to fiscal 1997. This increase was due primarily to the increase in the sale of licensed merchandise totaling $12.1 million, increased private label sales for mass merchants of $4.1 million, increased La Blanca and Studio La Blanca sales of $3.6 million, increased AVE sales of $0.9 million, offset by a decrease in the Sassafras Group branded merchandise sales of $7.3 million and a decrease in prior season and other merchandise sales of $3.3 million. The increase in net sales for the La Blanca labels was due to improved designs, improved product performance at retail, as a result of improved marketing and sales efforts. The decrease in net sales for the Sassafras Group was due primarily to the late start in product development for the cruise 1998 season which resulted in late production and delivery to the customer.

GROSS PROFIT

         Gross profit for fiscal 1998 increased $0.5 million or 2.2%, but decreased as a percent of net sales, from 37.1% to 32.9% in fiscal 1998. Gross profit on branded merchandise decreased from 39.0% of net sales in fiscal 1997 to 34.9% of net sales in fiscal 1998. This decrease in gross profit, as a percent of net sales was totally in the Sassafras Group, where the gross margin decreased from 39.8% in fiscal 1997 to 27.0% in fiscal 1998. This deterioration was due primarily to the late delivery and poor reception of the Sassafras, Sessa, Citrus and Too Hot brands which resulted in larger discounts being given to move merchandise. The gross profit for the branded lines in the La Blanca Group increased from 37.8% in in fiscal 1997 to 39.1% in fiscal 1998.

OPERATING EXPENSES

          Operating expenses for fiscal 1998 increased $2.6 million or 13.4%, but decreased as a percent of net sales from 29.3% in fiscal 1997 to 28.9% in fiscal 1998. This increase in operating expenses is primarily due to: increased design expense of $0.5 million; increased selling expense of $1.8 million; increased distribution expense of $0.5 million, offset by decreased general and administrative expense of $0.3 million. The increase in design expense is primarily due to increased design wages of $0.2 million and increased amortization of fiscal 1998 design expenses of $0.3 million. The increase in selling expense is primarily due to increased commissions of $0.2 million, increased advertising expense of $0.4 million, relating to payments on licensed products, increased co-op advertising expense on branded merchandise of $0.5 million and increased amortization expense of fiscal 1998 sample cost deferred in the prior year. The decrease in general and administrative expense is attributable primarily to reduced bonus accrual of $0.4 million, Jordan consulting fees of $0.2 million waived for fiscal 1998, offset by increased management information system expense of $0.2 relating to Year 2000 compliance and increased factor fees of $0.1 million due to increased sales.

OTHER INCOME (EXPENSE)

          Other expenses for fiscal 1998 were $1.0 million higher than in fiscal 1997 due primarily to increased interest expense on the working capital loan of $0.4 million and increased royalty expense for the newly acquired Nautica and Ocean Pacific licenses of $0.7 million and bondholder consent fee of $0.4 million, offset by reduced litigation settlement expense of $0.4 million and reduced foreign exchange loss of $0.1 million.

INCOME TAX  PROVISION (BENEFIT) AND NET LOSS

          Net loss before income taxes was $(4.2) million in fiscal 1998 compared to $(1.2) million in fiscal 1997. The $3.0 million increase in net loss reflects the (i) increase in operating expenses of $2.6 million, (ii) increased other expenses of $0.9 million (mainly due to royalty expense and increased interest expense), offset by an increase in gross profit of $0.5 million.

          The Company's effective income tax provision rate for fiscal 1998 was 71.1% compared to income tax benefit rate of (32.1)% in fiscal 1997. In fiscal 1998 the Company recorded a valuation allowance of $4,359,000 to account for uncertainties related to the Company's possible decreased use of deferred tax assets to shelter future income, resulting in additional income tax expense for the fiscal year. Management periodically reviews the factors and may change the amount of valuation allowance as facts and circumstances dictate. The Federal and state net operating loss carryforwards amount to approximately $13,400,000 and $6,400,00 respectively, as of June 30, 1998. Unused net operating loss carryforwards expire between fiscal 2009 and 2013.


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

OTHER INCOME (EXPENSE)

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



CAPITAL RESOURCES AND LIQUIDITY

         The Company's working capital decreased from $19.1 million in fiscal 1997 to $12.3 million in fiscal 1998. Included in the $6.8 million decrease in working capital is the $2.5 million reclassification of the term loan due May 1999, which was subsequently paid. The cash used by operations was ($10.7) million in 1998, compared with cash provided by operations of $4.5 million in fiscal 1997. The decrease in cash provided from operations in fiscal 1998 compared to fiscal 1997 was primarily due to the net loss and higher inventory and accounts receivable levels.

         The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million (see Note 6 accompanying the financial statements, incorporated herein by reference). The Company has renegotiated the Credit Facility with its bank and in addition to the terms previously disclosed has extended the Credit Facility from May 23, 1999 to July 31, 2000. Additionally the agreement has been amended to allow for advances against selected customer receivable accounts not purchased by the factor, increased the eligibility base on licensed finished goods inventory, increased the eligibility on selected foreign accounts and provided additional availability up to $1.75 million which is secured by real estate owned by the Company. The credit agreement with the bank also includes a $2,450,000 term loan due May 23, 1999. The Credit Facility, which includes the line of credit and the term loan, is collateralized by receivables, finished goods inventories and general intangibles of the Company. In addition the term loan is collateralized by certain personal assets pledged by the Company's President. On September 24, 1998 the Company repaid the term loan of $2,450,000 with funds contributed by the Parent. The Parent obtained the funds from cash contribution by the Company's President to the Parent in exchange for additional Class D Preferred Stock.

         The line of credit contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. For the year ended June 30, 1998 the Company failed to meet the minimum tangible net worth and fixed charge coverage ratio requirement as required by the credit agreement. The covenant violations were waived by the lender for fiscal 1998.

         For the year ended June 30, 1997 the Company failed to meet the fixed charge coverage ratio requirement under the indenture governing the Senior Notes. This violation was waived by the bondholders.

         For the year ended June 30, 1998 the Company failed to meet the fixed charge coverage ratio requirement under the indenture governing the Senior Notes. This violation was waived and an amendment modifying the indenture was approved by the bondholders. In connection with such waiver and amendment, the Company agreed to pay $360,000 to the Bondholders. This amount was accrued as of June 30, 1998, and is included in interest expense.

         AVI has formed an operating company in Cuernavaca, Mexico. To support this Mexican operation, AVI will invest approximately $1.3 million in a factory building through a five year lease and approximately $1.5 million in equipment through fiscal year 2000.

         In addition to the term note payment noted above, the Company does not have any other mandatory long-term debt principal payment requirement until July and December, 2000. The Company recognizes that operational cash flow will not likely be sufficient to fund the maturity of Senior Notes payable in December 2000. The Company has not yet established a specific plan to address this matter, although several possible courses of action are currently being considered. The Company expects to thoroughly explore all viable options and within the next year, expects to have a definitive, viable plan in place.

         On the other hand, based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the fiscal year ending June 30, 1999.

           At June 30, 1998, the net collateral availability under the line of credit was approximately $5,200,000.

PARENT COMPANY CAPITAL STRUCTURE

         The capital structure of the Parent company to Apparel Ventures, Inc. is described in detail in Note 14 in the accompanying financial statements. The Parent company's capital structure includes debt, common stock, and preferred stock. Since Apparel Ventures, Inc. is a wholly owned subsidiary of the Parent and the sole operating unit of the consolidated entity, the Company is the sole source of operating cash to be paid by the Parent on such securities in the form of interest, dividends, principal repayments, or redemptions which may occur. The cash required by the Parent for such purposes will be provided by dividends or cash advances by the Company if and when such payments are required. Cash payments by the Company to the Parent in the form of advances or dividends is precluded or restricted in certain circumstances by the indenture governing the Senior Notes. Management does not anticipate making significant advances of cash or distributions of dividends in the near future.

COMPUTER SYSTEMS

         The Company's management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company has incurred and expects to continue to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $250,000 over the next year. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Certain internal applications have already been modified and testing has began. The Company is also continuing to assess its vendors, customers and other third parties as to their 2000 compliance.


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

NAME, AGE AND PRESENT POSITION             PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
WITH THE COMPANY                           OTHER DIRECTORSHIPS;  BUSINESS EXPERIENCE
----------------------------------         ------------------------------------------------------
MARVIN L. GOODMAN, 65                      Mr. Goodman has been the President and Chairman of the
President,                                 Board and a Director of the Company since May, 1994. He
Director,                                  held similar positions with the Predecessor which he
Chairman of the Board of Directors         founded in 1976 after selling Maro Manufacturing Co. (dba
                                           High Tide Swimwear), a company which he founded in 1961,
                                           to Warnaco in 1974. Mr. Goodman holds a Bachelor of
                                           Science Degree from the University of California at
                                           Berkeley, a Masters of Business Administration from the
                                           University of Pennsylvania's Wharton School of Business
                                           and an Advanced Management Program Certificate from the
                                           Harvard School of Business.

WILLIAM F. SINGLETARY, 50                  Mr. Singletary has been Chief Financial Officer of the
Chief Financial Officer                    Company since June, 1995. For more than five years he was
                                           the controller for Catalina / Cole of California (a
                                           division of Taren Holdings), which was bought by
                                           Authentic Fitness Corp. (a designer, manufacturer and
                                           marketer of swimwear, swim accessories and active fitness
                                           apparel) where Mr. Singletary was Vice President of
                                           Finance. Mr. Singletary holds a Bachelor of Arts Degree in
                                           Economics and a Masters of Business Administration from
                                           Rutgers University.

ANNE HANSON, 35                            Ms. Hanson joined AVI in 1994 as President of the Private
President, La Blanca Group                 Label Division, and in July 1995 she became President of
                                           the La Blanca Group. Before joining AVI, she had been with
                                           Sirena for approximately six years as Sales and
                                           Merchandising Manager for the Anne Klein and Private Label
                                           lines. Ms. Hanson was also an Assistant Buyer with
                                           Robinsons Department Stores in Los Angeles, California.
                                           Ms. Hanson graduated from the University of Denver in
                                           1985.

JEFF POFSKY, 35                            Mr. Pofsky joined AVI as National Sales Manager of Private
President, Sassafras Group                 Label and Elisabeth Stewart in April 1994. He held various positions in the La Blanca Group and was promoted to
                                           President of the Sassafras Group in December 1997. Prior
                                           to joining AVI he had been with Club Sportswear as
                                           Director of Sales, and Macys California as buyer of men's
                                           activewear and outerwear. Mr. Pofsky graduated from
                                           Colgate University in 1985 with honors.

JOHN R. LOWDEN, 41                         Mr. Lowden has been a Vice President and Director of the
Director                                   Company since April, 1994. Mr. Lowden has been a Managing
                                           Director in The Jordan Company, a private merchant banking firm since 1985 . He serves on the Board of Directors of
                                           American Safety Razor Company as well as numerous private
                                           companies.

NAME, AGE AND PRESENT POSITION             PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
WITH THE COMPANY                           OTHER DIRECTORSHIPS;  BUSINESS EXPERIENCE
----------------------------------         ------------------------------------------------------


JOHN W. JORDAN II, 50                      Mr. Jordan has served as a Director of the Company since
Director                                   May 1994. Mr. Jordan is a Managing Director of The Jordan
                                           Company, a private merchant banking firm which he founded
                                           in 1982. Mr. Jordan is also a Director of Jordan
                                           Industries, Leucadia National Corporation, American Safety
                                           Razor Company, AmeriKing, Inc., Carmike Cinemas, Inc.,
                                           RockShox, Inc., Motors and Gears, Inc., GFSI Holdings,
                                           Inc. and Jordan Telecommunication Products, Inc. as well
                                           as other privately held companies.


DAVID W. ZALAZNICK, 44                     Mr. Zalaznick has served as a Director of the Company
Director                                   since May 1994. Since 1982, Mr. Zalaznick has been a
                                           Managing Director of The Jordan Company, a private
                                           merchant banking firm. Mr. Zalaznick is also a Director of
                                           Jordan Industries, Carmike Cinemas, Inc., AmeriKing, Inc.,
                                           American Safety Razor Company, Marisa Christina, Inc.,
                                           Motors and Gears, Inc., GFSI Holdings, Inc. and Jordan
                                           Telecommunication Products, Inc as well as other privately held companies.


MICHAEL LERNER, 54                         Mr. Lerner has been a Director of the Company since May
Director                                   1994. Mr. Lerner is the President /CEO and a Director of
                                           Marisa Christina, Inc., a designer and a manufacturer of
                                           women's and children's apparel and one of the companies
                                           affiliated with The Jordan Company.

ITEM 11- EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table discloses aggregate compensation paid or accrued by the Company for the past three fiscal years to the Company's chief executive officer and to the other four most highly compensated executive officers serving in such capacities at the end of the 1998 fiscal year.


                                                                             ANNUAL COMPENSATION
                                                      ----------------------------------------------------------------
                   Name and                                                                                  All Other
            Principal Position                        Year          Salary                 Bonus          Compensation
--------------------------------------------          -----        ---------           -------------      ------------
MARVIN L. GOODMAN,                                    1998         $272,709            $ 82,231(***)         $      0
President and Chairman of the Board                   1997         $271,148            $ 45,400(**)          $      0
                                                      1996         $262,181            $  7,500(*)           $      0


WILLIAM F. SINGLETARY,                                1998         $192,307            $ 37,100(***)         $      0
Chief Financial Officer                               1997         $180,000            $      0              $      0
                                                      1996         $120,000            $      0              $      0


ANNE HANSON                                           1998         $187,692            $100,000(***)         $      0
President, La Blanca Group                            1997         $156,000            $ 25,000(**)          $      0
                                                      1996         $154,000            $ 61,000(*)           $ 11,296(1)


JEFF POFSKY                                           1998          151,290              34,215(***)         $      0
President, Sassafras Group
     (Promoted to President in December 1997)

TERESA DEBRUNO                                        1998         $243,425(2)         $ 84,600(***)         $      0
President, Sassafras Group                            1997         $270,472            $163,000(**)          $      0
     (Terminated in May 1997)                         1996         $267,303            $197,000(*)           $      0


  (*)    Amount reflects bonus for fiscal 1995 paid in fiscal 1996.

 (**)    Amount reflects bonus for fiscal 1996 paid in fiscal 1997.

(***) Amount reflects bonus for fiscal 1997 paid in fiscal 1998. There will be no bonus for fiscal 1998.

------------

(1)     Represents vacation paid.

(2) Amount reflects severance pay, which was fully accrued for as of June 30, 1997.

EMPLOYMENT AGREEMENTS

        In connection with the Acquisition, the Company entered into employment agreements with Mr. Goodman and Ms. DeBruno (collectively, the "Employment Agreements"). The Employment Agreements provide that the employees will be employed for a term of five years, although the Company has the right to terminate any Employment Agreement at any time upon payment of a severance amount equal to the employee's fixed annual compensation for a period of twelve months or eighteen months, depending upon when such termination occurs. Ms. DeBruno was terminated May , 1997. In addition, Mr. Goodman's Employment Agreement will terminate upon the death or permanent disability of the employee; however, the Company will be obligated to pay the employee's fixed annual compensation for a period of 30 days plus all or a portion of such employee's incentive compensation for the year in which such death or permanent disability occurs.

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

        Mr. Goodman's Employment Agreement defines "pre-tax profits" of the Company as actual operating income of the Company plus (i) amortization of transaction expenses and goodwill, (ii) interest expense on the Senior Notes,
(iii) management fees and reimbursable expenses payable to Jordan or its affiliates, (iv) directors' fees and expenses and (v) depreciation attributable to certain real estate assets, minus (x) interest income and (y) rent savings attributable to the purchase of certain real estate assets, net of property taxes.

        Mr. Goodman executed and delivered a Noncompetition Agreement that prohibits the employee from competing with the Company or revealing confidential information about the Company for a period equal to the lesser of (i) five years from the date of the Acquisition or (ii) one year following termination of employment.


COMPENSATION OF DIRECTORS

        Directors receive annual fees in the amount of $8,000, plus reimbursement for out-of-pocket expenses incurred in connection with the attendance at meetings. For fiscal 1998 no fees were accrued or paid, as such fees were waived by the Directors.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        MANAGEMENT AGREEMENT. In connection with the consummation of the Acquisition and the issuance of the Series A Notes, the Company and TJC Management Corporation ("TJC"), an affiliate of Jordan, entered into an agreement (the "Management Agreement") pursuant to which TJC or its designee provides management services to the Company upon consideration of the payment of certain fees, not to exceed $250,000 per annum, and reasonable out of pocket expenses. The fees for fiscal 1998 were waived by TJC.


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

        MARVIN GOODMAN TRANSACTIONS. On July 3, 1995, Marvin Goodman, the Company's President, made an advance to the Company for working capital purposes in the amount of $2.45 million. The advance was evidenced by a promissory note bearing interest at 12% per annum. On December 5, 1995 Mr. Goodman assigned this promissory note to AVI Holdings which contributed the promissory note to the capital of the Company, thereby canceling the promissory note. The Company accrued (but did not pay) the interest payable to Mr. Goodman on this advance in the aggregate amount of $129,000 as at June 30, 1996, 1997 and 1998. Also on December 5, 1995, Mr. Goodman pledged to Fleet Capital, as security for a term loan made by Fleet Capital to the Company, a trust account holding municipal bonds with a market value of at least $2.89 million. On September 24, 1998 the term loan was paid-off with funds received from the Parent. Mr. Goodman contributed these funds to the Parent for additional Class D Preferred Stock.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)    FINANCIAL STATEMENTS.                                                PAGE
                                                                                 ----
            See " Index to Financial Statements "                                F-1


(a)  (2)    FINANCIAL STATEMENTS SCHEDULES.

            Report of Independent Accountants on Financial Statement Schedule    S-1
            Schedule II - Valuation and Qualifying Accounts.                     S-2


(a)  (3)    EXHIBITS.

            See " Index to Exhibits "                                            21


(b)         REPORTS ON FORM 8-K

            The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1998.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        The Company has not sent to its security holders any annual report or proxy materials with respect to its 1998 fiscal year or with respect to any annual meeting of its security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       APPAREL VENTURES, INC.



                                       / s /  MARVIN L. GOODMAN
                                       ----------------------------------------
                                   By: Marvin L. Goodman
                                       President and Chairman of the Board

                                 Date: September 28, 1998
                                       ----------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                       Date
---------                               -----                                       ----
 / s /  MARVIN  L. GOODMAN              President and Chairman of the Board         September 28, 1998
------------------------------             and Director
Marvin L. Goodman                       (Principal Executive Officer)

 / s /  WILLIAM  F. SINGLETARY          Chief Financial Officer                     September 28, 1998
------------------------------          (Principal Financial and
William F. Singletary                   Accounting Officer)

 / s /   JOHN W. JORDAN                 Director                                    September 28, 1998
------------------------------
John W. Jordan II

 / s /   JOHN R. LOWDEN                 Director                                    September 28, 1998
------------------------------
John R. Lowden

 / s /   DAVID W. ZALAZNICK             Director                                    September 28, 1998
------------------------------
David W. Zalaznick

 / s /   MICHAEL LERNER                 Director                                    September 28, 1998
-------------------------------
Michael Lerner

                                  EXHIBIT INDEX

The exhibits listed on this Exhibit Index are filed as part of this Form 10-K.

      EXHIBIT
      NUMBER                              DESCRIPTION
      -------                             -----------
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

         4.2*   Form of Series A Notes (included in Exhibit No. 4.1)

         4.3*   Form of Series B Notes (included in Exhibit No. 4.1)

         4.4*   Registration Rights Agreement dated as of May 23, 1994 between
                Apparel Ventures, Inc. and Jefferies & Company, Inc.

         4.5    First Supplement Indenture between Apparel Ventures, Inc. and
                American National Bank and Trust Company, as trustee.

         4.6    Second Supplement Indenture between Apparel Ventures, Inc. and
                American National Bank and Trust Company, as trustee.

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

        10.8*   Noncompetition Agreement dated as of May 23, 1994 between AVI
                Acquisition Co. and Teresa A. DeBruno.

        10.9*   Tax Sharing Agreement dated as of May 23, 1994 between AVI
                Acquisition Co. and AVI Holdings, Inc.

        10.10*  Real Estate Contract dated May 23, 1994 by and among Marvin L.
                Goodman, Patricia Clark and AVI Acquisition Co.

        10.11*  Loan and Security Agreement dated as of May 23, 1994 between
                Apparel Ventures, Inc. and Barclays Business Credit, Inc.

        10.12   Amendment No. 1 and No. 2 to Loan and Security Agreement between
                Apparel Ventures, Inc. and Shawmut Capital Corporation - formerly Barclays Business Credit, Inc. (Incorporated by reference to the same number Exhibit to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended June 30, 1995).

        10.13   Employment Letter dated as of June 7, 1995 between Apparel
                Ventures, Inc. and William F. Singletary (Incorporated by reference to the same number Exhibit to the registrant's Annual
                Report on Form 10-K for the fiscal year ended June 30, 1995).

      EXHIBIT
      NUMBER                              DESCRIPTION
      -------                             -----------

        10.14   Employment Letter dated as of June 12, 1995 between Apparel
                Ventures, Inc. and Anne Hanson. (Incorporated by reference to the same number Exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

        10.15   Amendment No. 3 to Loan and Security Agreement between Apparel
                Ventures, Inc. and Shawmut Capital Corporation - formerly
                Barclays Business Credit, Inc. (Incorporated by reference to
                Exhibit Number 10.2 to the Registrant's Quarterly report on Form
                10-Q for the period ended December 31, 1995).

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

        10.19   Amendment No. 7 to Loan and Security Agreement between Apparel
                Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
                Capital Corporation (Incorporated by reference to Exhibit
                No. 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

        10.20   Amendment No. 8 to Loan and Security Agreement between Apparel
                Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
                Capital Corporation.

        12.1    Computation of Ratio of Earnings to Fixed Charges.

        21.1*   List of Subsidiaries.



----------
(*) Incorporated by reference to the same number Exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-80570).

                    INDEX TO FININDEXLTOTFINANCIAL STATEMENTS

                                                                     PAGE
                                                                     REFERENCE
                                                                     ---------
INDEPENDENT AUDITORS' REPORT                                         F-2

CONSOLIDATED BALANCE SHEET
         as of June 30, 1997 and June 30, 1998                       F-3

CONSOLIDATED STATEMENT OF OPERATIONS
         For the Years ended June 30, 1996, 1997 and 1998            F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         For the Years ended June 30, 1996, 1997 and 1998            F-5

CONSOLIDATED STATEMENT OF CASH FLOWS
         For the Years ended June 30, 1996, 1997 and 1998            F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 To F-19

                          [MOSS ADAMS LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Apparel Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Apparel Ventures, Inc., a wholly owned subsidiary of AVI Holdings, Inc., and Subsidiaries as of June 30, 1998 and 1997 and the consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the three year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apparel Ventures, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three year period ended June 30, 1998 in conformity with generally accepted accounting principles.


/s/  MOSS ADAMS LLP
-----------------------------------

MOSS ADAMS LLP

Los Angeles, California
August 21, 1998 (except for Note 7,
as to which the date is September 24, 1998)

APPAREL VENTURES, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30,                                                                     1997             1998
                                                                         ------------     ------------
                                        ASSETS
  CURRENT ASSETS
    Cash                                                                 $    476,000     $    487,000
    Due from factor                                                        12,969,000       17,324,000
    Accounts receivable, net of allowance for
      doubtful accounts and discounts of $468,000 and $515,000              2,540,000        3,173,000
    Inventories                                                             8,372,000       12,195,000
    Deferred charges                                                        2,643,000        2,411,000
    Deferred income taxes                                                   1,123,000          640,000
    Prepaid expenses                                                          511,000          459,000
                                                                         ------------     ------------
                Total current assets                                       28,634,000       36,689,000
  PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization of
    $3,657,000 and $4,625,000                                               4,675,000        5,867,000
  OTHER ASSETS
    Goodwill and organizational costs, net of accumulated
         amortization of $1,019,000 and $1,356,000                         12,482,000       12,158,000
    Deferred loan costs, net of accumulated amortization
         of $1,641,000 and $2,160,000                                       1,591,000        1,072,000
    Deferred income taxes                                                   2,517,000               --
    Other                                                                     502,000          722,000
                                                                         ------------     ------------
                                                                         $ 50,401,000     $ 56,508,000
                                                                         ============     ============

                       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  CURRENT LIABILITIES
    Line of credit                                                       $    841,000     $ 12,766,000
    Accounts payable                                                        3,299,000        3,084,000
    Accrued interest payable                                                2,466,000        2,512,000
    Accrued expenses                                                        2,856,000        3,334,000
    Current portion of note payable and
      capital lease obligations                                               108,000        2,711,000
                                                                         ------------     ------------

                 Total current liabilities                                  9,570,000       24,407,000
  SENIOR NOTES PAYABLE                                                     35,555,000       35,664,000
  NOTE PAYABLE, net of current portion                                      2,450,000               --
  CAPITAL LEASE OBLIGATIONS, net of current portion                            33,000        1,001,000
  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     --          170,000
  STOCKHOLDER'S EQUITY (DEFICIT)
    Common stock, $.01 par value, 10,000 shares authorized,
      1,000 shares issued and outstanding                                       1,000            1,000
    Additional paid-in capital                                             11,038,000       11,038,000
    Due from parent                                                                --         (253,000)
    Cumulative translation adjustment                                        (156,000)        (194,000)
    Accumulated deficit                                                    (8,090,000)     (15,326,000)
                                                                         ------------     ------------
                                                                            2,793,000       (4,734,000)
                                                                         ------------     ------------

                                                                         $ 50,401,000     $ 56,508,000
                                                                         ============     ============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-3

APPAREL VENTURES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED JUNE 30,                                           1996             1997             1998
                                                          ------------     ------------     ------------
   NET SALES                                              $ 75,389,000     $ 66,261,000     $ 76,328,000

   COST OF SALES                                            52,252,000       41,672,000       51,210,000
                                                          ------------     ------------     ------------

                 Gross profit                               23,137,000       24,589,000       25,118,000

   OPERATING EXPENSES
     Design                                                  2,310,000        2,510,000        3,032,000
     Selling                                                 6,612,000        6,112,000        7,900,000
     Shipping                                                1,940,000        1,923,000        2,527,000
     General and administrative                              8,877,000        8,877,000        8,575,000
                                                          ------------     ------------     ------------

                                                            19,739,000       19,422,000       22,034,000
                                                          ------------     ------------     ------------

                 Income from operations                      3,398,000        5,167,000        3,084,000

   OTHER INCOME (EXPENSE)
     Interest expense, including amortization
         of deferred loan costs of $635,000, $519,000,
         and $519,000                                       (7,351,000)      (5,946,000)      (6,744,000)
     Royalty income                                            278,000          214,000          205,000
     Royalty expense                                                --         (122,000)        (799,000)
     Minority interest and other                              (402,000)        (477,000)          24,000
                                                          ------------     ------------     ------------

                                                            (7,475,000)      (6,331,000)      (7,314,000)
                                                          ------------     ------------     ------------

   LOSS BEFORE INCOME TAXES                                 (4,077,000)      (1,164,000)      (4,230,000)

   INCOME TAX PROVISION (BENEFIT)                           (1,309,000)        (264,000)       3,006,000
                                                          ------------     ------------     ------------

   NET LOSS                                               $ (2,768,000)    $   (900,000)    $ (7,236,000)
                                                          ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4

APPAREL VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                   Additional        Cumulative                                          Total
                               Common Stock         Paid-in         Translation      Due from         Accumulated    Stockholder's
                             Shares    Amount       Capital         Adjustment        Parent            Deficit     Equity (Deficit)
                             -----    --------    ------------     ------------     ------------     ------------     ------------
BALANCE, June 30, 1995       1,000    $  1,000    $  7,053,000     $    (51,000)    $         --     $ (4,422,000)    $  2,581,000
  Change in cumulative
  translation adjustment        --          --              --            3,000               --               --            3,000
  Dividend paid                 --          --         (15,000)              --               --               --          (15,000)
  Contribution of capital       --          --       4,000,000               --               --               --        4,000,000
  Net loss                      --          --              --               --               --       (2,768,000)      (2,768,000)
                             -----    --------    ------------     ------------     ------------     ------------     ------------
BALANCE, June 30, 1996       1,000       1,000      11,038,000          (48,000)              --       (7,190,000)       3,801,000
  Change in cumulative
  translation adjustment        --          --              --         (108,000)              --               --         (108,000)
  Net loss                      --          --              --               --               --         (900,000)        (900,000)
                             -----    --------    ------------     ------------     ------------     ------------     ------------
BALANCE, June 30, 1997       1,000       1,000      11,038,000         (156,000)              --       (8,090,000)       2,793,000
  Advance to Parent             --          --              --               --         (253,000)              --         (253,000)
  Change in cumulative
  translation adjustment        --          --              --          (38,000)              --               --          (38,000)
  Net loss                      --          --              --               --               --       (7,236,000)      (7,236,000)
                             -----    --------    ------------     ------------     ------------     ------------     ------------
BALANCE, June 30, 1998       1,000    $  1,000    $ 11,038,000     $   (194,000)    $   (253,000)    $(15,326,000)    $ (4,734,000)
                             =====    ========    ============     ============     ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

APPAREL VENTURES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED JUNE 30,                                                                  1996             1997             1998
                                                                                 ------------     ------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $ (2,768,000)    $   (900,000)    $ (7,236,000)
   Depreciation and amortization                                                    2,511,000        1,903,000        1,948,000
   Deferred income taxes                                                           (1,318,000)        (273,000)       3,000,000
   Minority interest earnings                                                              --               --           20,000
   Other                                                                               (4,000)        (108,000)         (38,000)
   Changes in assets and liabilities
         Due from factor                                                            1,672,000        2,840,000       (4,355,000)
         Accounts receivable, net                                                     (23,000)         (12,000)        (633,000)
         Inventories                                                               12,329,000         (688,000)      (3,823,000)
         Prepaid expenses and other assets                                           (123,000)        (922,000)          50,000
         Accounts payable                                                          (3,219,000)       1,799,000         (215,000)
         Accrued interest, expenses and taxes                                        (746,000)         863,000          525,000
                                                                                 ------------     ------------     ------------

                Net cash provided (used) by operating activities                    8,311,000        4,502,000      (10,757,000)
                                                                                 ------------     ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                             (587,000)        (817,000)        (851,000)
   Acquisition of intangibles                                                        (195,000)         (55,000)         (13,000)
                                                                                 ------------     ------------     ------------

                Net cash used by investing activities                                (782,000)        (872,000)        (864,000)
                                                                                 ------------     ------------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Loan costs deferred                                                               (254,000)              --               --
   Redemption of senior notes payable                                              (4,000,000)              --               --
   Borrowing under (repayment of) line of credit, net                              (9,401,000)      (3,303,000)      11,925,000
   Borrowing under (repayment of) notes payable                                     2,555,000          (95,000)        (190,000)
   Advances to parent company                                                              --               --         (253,000)
   Repayment of advance from officer, net                                            (377,000)              --               --
   Contribution of capital                                                          4,000,000               --               --
   Minority interest capital investment in subsidiary                                      --               --          150,000
   Dividends paid                                                                     (15,000)              --               --
                                                                                 ------------     ------------     ------------

                Net cash provided (used) by financing activities                   (7,492,000)      (3,398,000)      11,632,000
                                                                                 ------------     ------------     ------------

 NET INCREASE IN CASH                                                                  37,000          232,000           11,000

 CASH, beginning of year                                                              207,000          244,000          476,000
                                                                                 ------------     ------------     ------------

 CASH, end of year                                                               $    244,000     $    476,000     $    487,000
                                                                                 ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
     Interest                                                                    $  6,772,000     $  5,895,000     $  6,157,000
                                                                                 ============     ============     ============

     Income taxes                                                                $    (23,000)    $      9,000     $      6,000
                                                                                 ============     ============     ============

 NON-CASH AND INVESTING FINANCING ACTIVITY
   Building and equipment purchased under capital lease obligation               $         --     $         --     $  1,310,000
                                                                                 ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 1 - OPERATIONS AND FINANCIAL CONDITION

             OPERATIONS - The Company, a wholly owned subsidiary of AVI Holdings, Inc., is headquartered in Gardena, California and designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary lines catering to the Junior and Missy categories distributed through major department stores and specialty retail stores nationwide and, through a subsidiary, throughout Europe.

             FINANCIAL CONDITION - The Company has experienced net losses over the past several years and as a result has a cumulative capital deficiency of $4,734,000 as of June 30, 1998. Despite such negative indicators, management believes the Company is properly positioned to meet its operational obligations for the foreseeable future for the following reasons:

             1. The Company's working capital position, defined as current assets minus current liabilities, remains strong, and adequate bank and vendor credit facilities are in place to meet seasonal working capital needs.

             2. Operating costs have been reduced where it is feasible, and such costs are continually monitored and controlled.

             3. Certain production issues that contributed significantly to the poor operating results in fiscal 1998 have been identified and corrected. Although the impact of such matters in 1998 cannot be quantified with a high degree of accuracy, management believes they contributed significantly to reduced revenue and gross profit in 1998. Such issues are not expected to recur in 1999.

             4. The Company is negotiating a factoring agreement with CIT Group and expects to have a facility in place soon. This new factoring agreement will increase the factor approved credit for the Company's customers and give the Company increased trade credit for purchases from its major vendors for the upcoming season.

In addition to the short term operational matters described above, the Company recognizes that operational cash flow will not likely be sufficient to fund the maturity of senior notes payable in December 2000 (see Note 9). The Company has not yet established a specific plan to address this matter, although several possible courses of action are currently being considered. The Company expects to thoroughly explore all viable options and within the next year, expects to have a definitive, viable plan in place.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its 79%-owned Portuguese subsidiary, Apparel Ventures Europa-Textil, LDA, and its wholly owned subsidiary, AVI de Mexico, S.A. de C.V. Significant intercompany accounts and transactions are eliminated in consolidation.

             REVENUE RECOGNITION - Revenue is recognized when shipment of product occurs. An estimate for returns and allowances is recorded against gross sales amounts to arrive at net sales.

             INVENTORIES - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

             Long-lived assets such as property and equipment, goodwill, and trademarks are recorded at cost, and the cost is reduced over time by depreciation and amortization. As of June 30, 1998 management considers the stated value of long-lived assets to be recoverable.

             ADVERTISING COSTS - Advertising costs are expensed in the period incurred.

             INCOME TAXES - Income taxes are accounted for using an asset and liability method. Under this method, deferred Federal and state income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax reporting basis of the Company's assets and liabilities. Income taxes are further explained in Note 10.

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

             CONCENTRATION OF CREDIT RISK - The Company sells its branded products through all major retail distribution channels, with the exception of the mass merchandise segment. The Company currently factors substantially all of its accounts receivable and uses the factor for credit administration and cash collection purposes. Under its factoring agreement, the factor purchases trade accounts receivable and assumes substantially all credit risks. The Company is responsible for following up on adjustments claimed by customers.
 Management believes there are no significant concentrations of credit risk. There is one customer balance included in the amount due from the factor, with recourse, totaling approximately $1.3 million.

             TRANSLATION OF FOREIGN CURRENCIES - Cumulative translation adjustments, which arise from consolidating Portuguese and Mexican operations, are included in stockholder's equity.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

             USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 will be effective for the Company in fiscal 1999. The Company believes this pronouncement will not have a material effect on its financial statements.

              In June 1997, the FASB also issued SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be effective for the Company in fiscal 1999. The Company believes this pronouncement will not have a material effect on its financial statements.

NOTE 3 - SUBSIDIARIES

              The Company has a 79% stock ownership in Apparel Ventures Europa-Textil, LDA. The excess of the purchase price paid over the estimated fair value of the net assets acquired (approximately $126,000) has been recorded as goodwill and is being amortized over 40 years.

              The Company's wholly-owned subsidiary in Mexico, AVI de Mexico, S.A. de C.V. (AVIM), was formed in fiscal 1997 and will begin full production in fiscal 1999.

NOTE 4 - DUE FROM FACTOR

              In accordance with the Company's factoring agreement, the Company can draw advances from the factor if desired based on a predetermined percentage of accounts receivable sold at any time before their maturity date. The factor charges a commission on the net sales factored and interest on advances at the prime rate plus a negotiated margin. No advances were made during the years ended June 30, 1997 or 1998.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 4 - DUE FROM FACTOR (Continued)

              Due from factor consists of the following as of June 30:

                                 1997             1998
                            ------------     ------------
Uncollected receivables:
   Without recourse         $ 12,966,000     $ 16,876,000
   With recourse                 922,000        1,985,000
                            ------------     ------------
                              13,888,000       18,861,000

Credits due customers           (919,000)      (1,537,000)
                            ------------     ------------

                            $ 12,969,000     $ 17,324,000
                            ============     ============

NOTE 5 - INVENTORIES

              Inventories consist of the following as of June 30:

                            1997           1998
                        -----------    -----------

Piece goods and trim    $ 3,977,000    $ 3,457,000
Work-in-process             769,000      1,700,000
Finished goods            3,626,000      7,038,000
                        -----------    -----------

                        $ 8,372,000    $12,195,000
                        ===========    ===========

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 6 - PROPERTY AND EQUIPMENT

              The components of property and equipment as of June 30 are:

                                 1997             1998
                            ------------     ------------
Buildings                   $  2,314,000     $  3,453,000
Machinery and equipment        2,565,000        3,165,000
Furniture and equipment          172,000          240,000
Computer equipment             1,675,000        1,962,000
Automobile and other              79,000          113,000
Leasehold improvements         1,103,000        1,135,000
                            ------------     ------------
                               7,908,000       10,068,000
Accumulated depreciation
  and amortization            (3,657,000)      (4,625,000)
                            ------------     ------------
                               4,251,000        5,443,000
Land                             424,000          424,000
                            ------------     ------------

                            $  4,675,000     $  5,867,000
                            ============     ============

NOTE 7 - LINE OF CREDIT AND NOTES PAYABLE

              The Company has a revolving credit agreement with a bank (amended effective September 24, 1998) which provides for advances and commercial letters of credit of up to $32 million through July 31, 2000. The line of credit has sublimits of $3 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable, select non-factored customer accounts receivable, eligible finished goods inventory, and certain real estate owned by the Company, plus a seasonal overadvance of $2.5 million during September and increasing to $4.5 million from October to March 15 of each year, the amount of which is tied to bookings and finished goods inventory. Interest on base borrowings is charged at the bank's prime rate plus .5%, however, borrowings may be fixed, at management's discretion, for periods of 30 to 180 days, which are charged interest at LIBOR plus 2.75%. Interest on seasonal overadvances is charged at the bank's prime rate plus 1.5%, however, borrowings may be fixed, at management's discretion, for periods of 30 to 180 days, which are charged interest at LIBOR plus 3.75%.The line is collateralized by receivables, finished goods inventories, and general intangibles. As of June 30, 1998 the Company had $563,000 in outstanding letters of credit. Maximum and average amounts outstanding during the year ended June 30, 1998 were $25,963,000 and $12,926,000, respectively. The weighted average interest rate, including bank fees, during the year ended June 30, 1998 was 9.12%.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 7 - LINE OF CREDIT AND NOTES PAYABLE (Continued)

              The credit agreement includes a $2,450,000 term loan due May 23, 1999. Interest on the term loan is payable monthly at the bank's prime rate or LIBOR plus 2.5%. The term loan is collateralized by receivables, finished goods inventories, and general intangibles of the Company as well as certain personal assets pledged by the Company's President. On September 24, 1998, the Company's President contributed $2,450,000 cash to AVI Holdings, Inc. in exchange for class D preferred stock. Concurrently, AVI Holdings, Inc. contributed $2,450,000 to the Company which was used to retire the term loan.

             The line of credit contains covenants requiring the maintenance of a minimum tangible net worth, fixed charge coverage ratios and other matters. For the year ended June 30, 1998 the Company failed to satisfy the fixed charge coverage ratio and the minimum tangible net worth covenants as required by the credit agreement. The violations have been waived by the bank for fiscal 1998.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

              The following comprise capital lease obligations as of June 30:

                                                      1997            1998
                                                  -----------     -----------
Capital lease obligation to vendor, secured
   by computer equipment, due in
   monthly payments of $7,000 through
   November 2000                                  $        --     $   197,000

Capital lease obligation to vendor, secured
   by building, due in monthly
   payments of $14,000 and semiannual
   payments of $38,000 through November
   2002, and a balloon payment of $225,000 due
   November 2002                                           --       1,258,000

Other                                                 151,000          29,000
                                                  -----------     -----------

                                                      151,000       1,484,000

Less: amount representing interest                    (10,000)       (222,000)
                                                  -----------     -----------

                                                      141,000       1,262,000

Less: current portion                                (108,000)       (261,000)
                                                  -----------     -----------

                                                  $    33,000     $ 1,001,000
                                                  ===========     ===========

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 8 - CAPITAL LEASE OBLIGATIONS (Continued)

              Minimum payments under capital lease obligations, including interest, for future years ending June 30 are:

                    1999                          $    352,000
                    2000                               323,000
                    2001                               275,000
                    2002                               241,000
                    2003                               293,000
                                                  ------------
                                                     1,484,000
          Less: amount representing interest          (222,000)
                                                  ------------

                                                  $  1,262,000
                                                  ============

              The assets under capital lease consist of a building and computer equipment with an aggregate cost of $1,310,000 and accumulated depreciation of $33,000 as of June 30, 1998.

NOTE 9 - SENIOR NOTES PAYABLE

              Series A Senior Notes are due December 31, 2000 and bear interest of 12.25%, payable July 1 and January 1 each year. As part of the indenture, the bondholders received stock warrants allowing them to purchase 10% of the outstanding shares of the Parent Company's common stock at $.01 per share. The notes were issued at a discount of $800,000, which is being amortized over the term of the notes to yield a constant interest rate of 12.7%. As of June 30, 1998, $36 million principal amount of bonds remain outstanding net of $336,000 unamortized discount.

              The Company may redeem the notes, subject to a premium for redemption, after December 31, 1998. The notes contain certain restrictions requiring the Company to offer to redeem the notes, including a premium for redemption, in the event of a change in control of the Company.

              The bond indenture contains covenants requiring maintenance of specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1998 the Company failed to satisfy the fixed charge coverage ratio required by the indenture. In exchange for a waiver fee of 1% of the face value of the outstanding bonds ($360,000), the bondholders agreed to waive the violation and their right to require redemption of 10% of the bonds. This fee is included in interest expense for the year ended June 30, 1998.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 10 - INCOME TAXES

              Deferred income taxes reflect the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities. The income tax expense (benefit) for the years ended June 30, 1996, 1997, and 1998 is summarized as follows:

                         1996            1997            1998
                     -----------     -----------     -----------
Currently payable
  Federal            $        --     $        --     $        --
  State                    9,000           9,000           6,000
                     -----------     -----------     -----------
                           9,000           9,000           6,000
                     -----------     -----------     -----------

Deferred
  Federal             (1,243,000)       (232,000)      2,760,000
  State                  (75,000)        (41,000)        240,000
                     -----------     -----------     -----------
                      (1,318,000)       (273,000)      3,000,000
                     -----------     -----------     -----------

Expense (benefit)    $(1,309,000)    $  (264,000)    $ 3,006,000
                     ===========     ===========     ===========

              The primary differences between the income tax expense (benefit) computed at the U.S. statutory corporate income tax rate and the effective income tax rate for the years ended June 30, 1996, 1997 and 1998 are as follows:

                                       1996       1997       1998
                                       ----       ----       ----
Federal income tax at the U.S.
   statutory rate                     (34.0) %   (34.0) %   (34.0) %
State taxes, net                       (3.1)      (3.0)      (3.1)
Increase in valuation allowance          --         --      103.2
Officers' life insurance                 .9        3.1         .4
Amortization of intangibles             3.3       11.5        4.9
Other                                    .8        (.2)       (.3)
                                      -----      -----      -----
Effective income tax rate             (32.1) %   (22.6) %    71.1  %
                                      =====      =====      =====

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 10 - INCOME TAXES (Continued)

       At June 30, 1997 and 1998, net deferred tax assets (liabilities) are comprised of the following:

                                                                    1997            1998
                                                                -----------     -----------
Current
  Receivable reserves                                           $   448,000     $   554,000
  Inventory basis (capitalization
     costs and reserves)                                            391,000       1,081,000
  Accrued expenses and other                                        444,000          57,000
  Tax effect of net operating losses                                900,000         640,000
  Deferred charges                                               (1,060,000)       (960,000)
                                                                -----------     -----------
                                                                  1,123,000       1,372,000
  Valuation allowance                                                    --        (732,000)
                                                                -----------     -----------
                                                                $ 1,123,000     $   640,000
                                                                ===========     ===========

Long-term
  Tax effect of net operating losses                            $ 2,461,000     $ 3,640,000
  Foreign subsidiary losses                                          23,000           3,000
  Plant and equipment                                                40,000          80,000
  Intangibles and other                                              (7,000)        (96,000)
                                                                -----------     -----------
                                                                  2,517,000       3,627,000
  Valuation allowance                                                    --      (3,627,000)
                                                                -----------     -----------
                                                                 $2,517,000     $        --
                                                                ===========     ===========

              During the current year, a valuation allowance of $4,359,000 was recorded to account for uncertainties related to the use of the Company's deferred tax assets to offset future income, resulting in additional income tax expense in the year ended June 30, 1998. Management periodically reviews the factors that may change the amount of valuation allowance as facts and circumstances dictate. The deciding facts and circumstances causing management to establish this reserve occurred during the fourth quarter of fiscal 1998.

              The Federal and state net operating loss carryforwards amount to approximately $13,400,000 and $6,400,000 respectively, as of June 30, 1998. Unused net operating loss carryforwards expire between fiscal 2009 and 2013.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 11 - ROYALTIES AND LICENSE AGREEMENTS

             ROYALTY INCOME - The Company licenses various trademarks to entities for the design, manufacture, and distribution of products within the United States and foreign territories. The agreements generally provide for the receipt of royalties based on a percent of net sales, subject to minimum royalty requirements. Included in accounts receivable are $77,000 and $38,000 due from the licensees at June 30, 1997 and 1998, respectively. Royalty income recognized under these agreements amounted to $278,000, $214,000 and $205,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

            ROYALTY EXPENSE - During fiscal 1997 the Company began licensing various trademarks from entities for the design and manufacture of branded products within the United States. The agreements generally provide for payment of royalties based on a percentage of net sales, subject to a minimum royalty requirement. For the years ended June 30, 1997 and 1998, royalty expenses related to these licensing agreements were approximately $122,000 and $799,000, respectively. Minimum annual royalty payments are approximately $361,000, and $397,000 for the years ending June 30, 1999, and 2000, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

             LEASES - The Company leases its office, showrooms and warehouse facilities under various operating leases expiring through March 2005. Rent expense for the years ended June 30, 1996, 1997 and 1998 amounted to $996,000, $1,003,000 and $1,070,000, respectively.

              Minimum payments required under non-cancelable operating leases with terms in excess of one year are as follows:

               1999                  $      969,000
               2000                         696,000
               2001                         291,000
               2002                         266,000
               2003                         269,000
               Thereafter                   355,000
                                     --------------

                                     $    2,846,000
                                     ==============

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

             COMPUTER SYSTEMS - Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company has incurred and expects to continue to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $250,000 over the next year. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Certain internal applications have already been modified and testing has begun. The Company is also continuing to assess its vendors, customers and other third parties as to their year 2000 compliance.

NOTE 13 - LITIGATION SETTLEMENT

              During fiscal 1997, the Company settled an unfair business practices lawsuit in which it was the defendant, for $535,000, approximately $250,000 of which is being paid by a vendor through discounted merchandise. Included in other expenses in 1997 are $427,000 related to the litigation, including $180,000 of legal fees incurred to negotiate the settlement.

NOTE 14 - PARENT COMPANY CAPITAL STRUCTURE

              In connection with the acquisition of the Company, AVI Holdings, Inc. (the "Parent") issued $10 million of Subordinated Senior Notes, $3.8 million of Subordinated Junior Notes, $.3 million of common stock, $1.7 million of Class A Preferred Stock, $1.7 million of Class B Preferred Stock, and $1.0 million of Class C Preferred Stock. A subordinated Junior Note in the amount of $.65 million was immediately repaid in full for $.35 million. Since the Company is a wholly-owned subsidiary of the Parent and is the sole operating unit of the consolidated entity, the Company is the sole source of operating cash to be paid by the Parent on such securities in the form of interest, dividends or principal repayments. The cash required by the Parent to make these payments will be provided by dividends or cash advances by the Company. While the Parent company's debt service requirements will be funded by the Company, the debt of the Parent is not reflected in the balance sheet of the Company since the Company has not guaranteed, pledged assets as security for, or have plans, intentions, or a requirement to directly assume or repay the Parent company's organizational obligations.

              During fiscal 1996, in order for the Company to obtain waivers of certain defaults from the Senior Note holders, the Parent authorized the issuance of 6,450 shares of Class D Preferred Stock and issued to certain subscribers 4,000 shares of Class D Preferred Stock for cash consideration of $4.0 million. Such proceeds were then contributed by the Parent to the Company.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 14 - PARENT COMPANY CAPITAL STRUCTURE (Continued)

              The $10 million Senior Subordinated Notes issued by the Parent bear interest at 12% and require semi-annual interest payments on April 30 and October 31 each year. The notes are due on April 30, 2004. The remaining $3.15 million Junior Subordinated Notes bear interest at 10.78% and require semi-annual interest payments on the 150th day following the second and fourth quarter of each fiscal year. The notes are due in equal annual installments on June 30, 2002, 2003 and 2004. Annual debt service requirements for each of the next 5 years are:

                             1999                              $   1,801,000
                             2000                                  1,801,000
                             2001                                  1,801,000
                             2002                                  2,851,000
                             2003                                  2,851,000

              The Company has failed to meet the fixed charge ratio requirement in its bond indenture for 1996 through 1998, and therefore has been precluded from making advances to the Parent for payment of its obligations. The Parent has satisfied these payment obligations by issuing promissory notes (bearing interest at the default rate) in the amounts of the interest due.

              All classes of preferred stock of the Parent are 6% cumulative shares. The dividends shall be paid, at the option of the Board of Directors, in the form of cash or preferred stock, payable November 1 of each year.
 The payment of cash dividends shall be restricted if such payment would result, directly or indirectly, in a default under any obligation of the Company. The preferred shares may be redeemed at any time for $1,000 per share plus accrued but unpaid dividends. All shares not previously redeemed shall be redeemed by payment of cash of $1,000 per share plus all accrued and unpaid dividends on September 30, 2004. As of June 30, 1998, cumulative dividends in arrears amount to $1,677,000.

              During the year ended June 30, 1998 the Company advanced $253,000 to the Parent to redeem $30,000 of common stock and $100,000 of preferred stock of a former officer of the Company, pay $23,000 of cumulative dividends on the preferred stock, and pay a waiver fee of $100,000 to note holders.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

              The Company believes the carrying amount of the following financial instruments approximates their current fair value: cash, receivables, accounts payable, line of credit, and notes payable. The estimated fair value amounts have been estimated by the Company considering the nature of the instrument and applicable market information.

APPAREL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1998

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

              The current fair value of senior notes payable is believed by management to be less than the carrying amount, although an estimate of the amount is not reasonably determinable. A certain amount of these instruments have traded in the open market, however, an active market for their exchange does not exist. Management believes historical market transactions are not necessarily indicative of the current fair value of these instruments. Considerable judgment is required in interpreting various and volatile market data to develop the estimates of fair value. Accordingly, estimates, if determinable, are not necessarily indicative of the amount that the Company could realize in a current market exchange.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Quarter
                                       ----------------------------------------------
                                         First       Second       Third       Fourth        Total
                                       --------     --------     --------    --------     --------
                                                       (in thousands)
Year ended June 30, 1998
  Revenues                             $  2,710     $ 15,087     $ 34,266    $ 24,265     $ 76,328
  Operating income (loss)                (3,259)         383        7,301      (1,341)       3,084
  Income (loss) before income taxes      (4,602)      (1,171)       5,229      (3,686)      (4,230)
  Net income (loss)                      (3,130)        (796)       3,555      (6,865)      (7,236)

Year ended June 30, 1997
  Revenues                             $  3,356     $ 10,939     $ 31,400    $ 20,566     $ 66,261
  Operating income (loss)                (3,406)        (298)       7,596       1,275        5,167
  Income (loss) before income taxes      (4,910)      (1,770)       5,928        (412)      (1,164)
  Net income (loss)                      (3,360)      (1,182)       4,026        (384)        (900)

                          [MOSS-ADAMS LLP LETTERHEAD]


       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Apparel Ventures, Inc.

Our audits of the consolidated financial statements of Apparel Ventures, Inc. and Subsidiaries referred to in our report dated August 21, 1998 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ MOSS ADAMS LLP


MOSS ADAMS LLP

Los Angeles, California
August 21, 1998

APPAREL VENTURES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED JUNE 30, 1996, 1997 AND 1998

                                           Allowance for doubtful accounts and discounts
                              ------------------------------------------------------------------------
                                 Balance           Additions
                                beginning          charged to            Amounts          Balance at
                                of year          cost & expense        written off        end of year
                              -------------     ---------------      --------------      -------------
      Year ended June 30,
            1998              $     468,000     $        78,000      $       31,000      $     515,000
            1997                    445,000             104,000              81,000            468,000
            1996                    236,000             224,000              15,000            445,000
                              -------------     ---------------      --------------      -------------

                                           Allowance for credits due customers
                             ----------------------------------------------------------------
                                Balance         Additions
                               beginning        charged to        Amounts         Balance at
                                of year       cost & expense     written off      end of year
                             -------------     ------------     ------------     ------------
      Year ended June 30,
            1998             $     919,000     $ 10,586,000     $  9,968,000     $  1,537,000
            1997                 1,080,000        8,066,000        8,227,000          919,000
            1996                   860,000       10,315,000       10,095,000        1,080,000
                             -------------     ------------     ------------     ------------

                                      Allowance for valuation of deferred tax assets
                               ------------------------------------------------------------
                                Balance        Additions
                               beginning       charged to                        Balance at
                                of year      cost & expense    Deductions      end of year
                               ----------    --------------    ----------      -----------
      Year ended June 30,
            1998                $       -     $   4,359,000    $         -     $  4,359,000
            1997                        -                 -              -                -
            1996                        -                 -              -                -
                                ---------     -------------    -----------     ------------