Form 10-Q
period 1998-09-30
APPAREL VENTURES INC
filed 1998-11-16
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

     Commission file number  33-80570


                             APPAREL VENTURES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


         DELAWARE                                     95 - 4475766
         --------                                     ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


204 WEST ROSECRANS, GARDENA, CALIFORNIA                   90248
---------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)

                                (310) 538 - 4980
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

        AT NOVEMBER 16, 1998, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX


                                                                                         PAGE
                                                                                         ----
PART  I.  FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheet as of September 30, 1998 (Unaudited)
               and June 30, 1998.                                                           3

          Consolidated Statement of Operations and Comprehensive Income
               for the Three Months ended September 30, 1998 and 1997 (Unaudited).          4

          Consolidated Statement of Cash Flows for the Three Months ended
               September 30, 1998 and 1997 (Unaudited).                                     5

          Notes to Consolidated Financial Statements (Unaudited).                           6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.                                               9


PART  II. OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 11







SIGNATURE                                                                                  11



EXHIBIT INDEX                                                                              12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             APPAREL VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET

                                  A S S E T S
                                                                              SEPTEMBER 30,        JUNE 30,
                                                                                  1998               1998
                                                                              ------------       ------------
                                                                               (UNAUDITED)
CURRENT ASSETS
     Cash                                                                     $    188,000       $    487,000
     Due from factor                                                             7,178,000         17,324,000
     Accounts receivable, net of allowance for doubtful
          accounts and discounts of $539,000 and $515,000                        1,972,000          3,173,000
     Inventories                                                                20,068,000         12,195,000
     Deferred charges                                                            2,411,000          2,411,000
     Deferred income taxes                                                       2,112,000            640,000
     Prepaid expenses                                                              546,000            459,000
                                                                              ------------       ------------

          Total current assets                                                  34,475,000         36,689,000
                                                                              ------------       ------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization of
     $4,863,000 and $4,625,000                                                   6,030,000          5,867,000

OTHER ASSETS
     Goodwill and organizational costs, net of accumulated
          amortization of $1,450,000 and $1,356,000                             12,064,000         12,158,000
     Deferred loan costs, net of accumulated amortization
          of $2,290,000 and $2,160,000                                             942,000          1,072,000
     Other                                                                         746,000            722,000
                                                                              ------------       ------------

                                                                              $ 54,257,000       $ 56,508,000
                                                                              ============       ============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Line of credit                                                           $ 12,741,000       $ 12,766,000
     Accounts payable                                                            6,067,000          3,084,000
     Accrued interest payable                                                    1,360,000          2,512,000
     Accrued expenses                                                            2,189,000          3,334,000
     Current portion of notes payable                                              262,000          2,711,000
                                                                              ------------       ------------

          Total current liabilities                                             22,619,000         24,407,000
                                                                              ------------       ------------

SENIOR NOTES PAYABLE                                                            35,695,000         35,664,000

NOTES PAYABLE, net of current portion                                            1,137,000          1,001,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                       170,000            170,000

STOCKHOLDER'S EQUITY (DEFICIT)
     Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
          issued and outstanding                                                     1,000              1,000
     Additional paid-in capital                                                 13,503,000         11,038,000
     Due from parent                                                              (268,000)          (253,000)
     Accumulated other comprehensive income                                       (148,000)          (194,000)
     Accumulated deficit                                                       (18,452,000)       (15,326,000)
                                                                              ------------       ------------
                                                                                (5,364,000)        (4,734,000)
                                                                              ------------       ------------

                                                                               $54,257,000        $56,508,000
                                                                              ============       ============


                 See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                 1998            1997
                                                             -----------     -----------
NET SALES                                                    $ 4,091,000     $ 2,710,000

COST OF SALES                                                  2,829,000       1,728,000
                                                             -----------     -----------

     Gross profit                                              1,262,000         982,000

OPERATING EXPENSES
     Design                                                      631,000         731,000
     Selling                                                   1,064,000       1,142,000
     Shipping                                                    356,000         303,000
     General and administrative                                2,174,000       2,065,000
                                                             -----------     -----------
                                                               4,225,000       4,241,000
                                                             -----------     -----------

          Loss from operations                                (2,963,000)     (3,259,000)
                                                             -----------     -----------

OTHER (EXPENSE) INCOME
     Interest expense, including amortization of deferred
          loan costs of $130,000 and $130,000                 (1,614,000)     (1,374,000)
     Interest income                                               7,000           5,000
     Royalty income                                               30,000          43,000
     Miscellaneous                                               (59,000)        (17,000)
                                                             -----------     -----------
                                                              (1,636,000)     (1,343,000)
                                                             -----------     -----------

LOSS BEFORE INCOME TAXES                                      (4,599,000)     (4,602,000)

INCOME TAX BENEFIT                                             1,472,000       1,472,000
                                                             -----------     -----------

NET LOSS                                                     ($3,127,000)    ($3,130,000)
                                                             -----------     -----------


OTHER COMPREHENSIVE INCOME, NET OF TAX

     Foreign currency translation adjustment                      46,000         (36,000)


                                                             -----------     -----------
COMPREHENSIVE INCOME (LOSS)                                  ($3,081,000)    ($3,166,000)
                                                             ===========     ===========





                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                          1998             1997
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                         ($ 3,127,000)    ($ 3,130,000)
     Depreciation and amortization                         473,000          418,000
     Other                                                (109,000)         (53,000)
     Changes in assets and liabilities
          Due from factor                               10,296,000        8,755,000
          Accounts receivable, net                       1,201,000          935,000
          Inventories                                   (7,873,000)      (6,336,000)
          Deferred income tax benefits                  (1,472,000)      (1,476,000)
          Prepaid expenses and other assets                (87,000)        (231,000)
          Accounts payable                               2,983,000          383,000
          Accrued interest, expenses and taxes          (2,297,000)      (1,442,000)
                                                      ------------     ------------
     Net cash (used) by operating activities               (12,000)      (2,177,000)
                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                               (398,000)        (218,000)
                                                      ------------     ------------
     Net cash used by investing activities                (398,000)        (218,000)
                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing under (repayment of) line of credit         (25,000)       2,671,000
     Notes payable                                         136,000
     Repayment of  notes payable                        (2,450,000)         (22,000)
     Advances to Parent Company                                            (100,000)
     Additional capital infusion                         2,450,000
                                                      ------------     ------------
     Net cash (used) by financing activities               111,000        2,549,000
                                                      ------------     ------------


NET INCREASE  IN CASH                                     (299,000)         154,000

CASH, BEGINNING OF PERIOD                                  487,000          476,000
                                                      ------------     ------------

CASH, END OF PERIOD                                   $    188,000     $    630,000
                                                      ============     ============






                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


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

        The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

        The accompanying financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10-K filing for the fiscal year ended June 30, 1998.

COMPANY BACKGROUND AND NATURE OF BUSINESS - Apparel Ventures, Inc. (the "Company") is a wholly owned subsidiary of AVI Holdings, Inc. The Company was incorporated in Delaware on April 20, 1994 and is headquartered in Gardena, California and designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary lines catering to the Junior and Missy categories distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its 79% - owned Portuguese subsidiary, Apparel Ventures Europa - Textil, LDA, and wholly owned Mexican subsidiary, AVI de Mexico, S.A. de C.V. Significant intercompany accounts and transactions are eliminated in consolidation.

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


NOTE 2 - INVENTORIES

        Inventories consist of the following:

                                      September 30,       June 30,
                                          1998              1998
                                       -----------      -----------
             Piece goods and trim      $ 5,625,000      $ 3,457,000
             Work-in-process             3,735,000        1,700,000
             Finished goods             10,708,000        7,038,000
                                       -----------      -----------

                                       $20,068,000      $12,195,000
                                       ===========      ===========

NOTE 3 - LINE OF CREDIT

        The Company has a line of credit with a bank (the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through July 31, 2000. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible foreign and domestic factored and non factored accounts receivable and eligible finished goods inventory, plus a seasonal overadvance of $2.5 million during September increasing to $4.5 million from October 1 to March 15, of each year the amount of which is tied to bookings and an overadvance against owned real estate of $1.75 million from September 1998 through February 28, 1999 decreasing to $1.4 million from March 1, 1999 through March 31, 1999 and $.8 million from April 1, 1999 through April 30, 1999 and zero thereafter. Interest on base borrowings is charged at the bank's prime rate plus 1/2%; however borrowings may be fixed, at management's discretion for periods of 30 to 180 days on which interest is charged at LIBOR plus 2.75%. Interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%; however borrowings may be fixed, at management's discretion, for periods of 30 to 180 days on which interest is charged at LIBOR plus 3.75%. The Credit Facility is collateralized by receivables, finished goods inventories, real estate and general intangibles.

        The credit agreement included a $2,450,000 term loan due May 23, 1999. Interest on the term loan was payable monthly at the bank's prime rate or LIBOR plus 2.5%. On September 24, 1998 the Company repaid the term loan of $2,450,000 with funds contributed by the Parent.

        The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. The Company was in compliance with these covenants for the quarter ended September 30, 1998.


NOTE 4 - SENIOR NOTES PAYABLE

        On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of September 30, 1998 there is $36.0 million principal amount of bonds outstanding net of $305,000 in unamortized discount.

        The Company may redeem the Senior Notes, subject to a premium for redemption, after December 31, 1998. The Senior Notes contain certain restrictions requiring the Company to offer to redeem the Senior Notes including a premium for redemption, in the event of a change in control of the Company.

        The indenture governing the Senior Notes contains customary covenants regarding maintaining specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1998 the Company failed to meet the fixed charge coverage ratio covenant required by the indenture. This violation was waived and an amendment modifying the indenture was approved by the bond-holders. In connection with such waiver and amendment the Company paid $360,000 to the bondholders



NOTE 5 - COMMITMENT - PARENT COMPANY CAPITAL STRUCTURE

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

        On September 24, 1998, the Parent company issued 2,450 shares of Class D Preferred Stock to the Company's President in exchange for a $2,450,000 cash contribution. The proceeds were then contributed by the Parent to the Company.

        The $10.0 million Senior Subordinated Notes issued by the Parent bear interest at 12% and require semi-annual interest payments on April 30 and October 31 each year. The notes are due on April 30, 2004. The remaining $3.15 million Junior Subordinated Notes bear interest at 10.78% and require semi-annual interest payments on the 150th day following the second and fourth quarter of each fiscal year. The notes are due in equal annual installments on June 30, 2002, 2003 and 2004. In the aggregate, annual debt service requirements for each of the next 5 years are:

                         1999               $1,801,000
                         2000               $1,801,000
                         2001               $1,801,000
                         2002               $2,851,000
                         2003               $2,851,000

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



NOTE 7 - OTHER COMPREHENSIVE INCOME

                                                     Pre-Tax           Tax          After Tax
                                                      Amount          Effect          Amount
                                                     ---------       ---------      ---------
        Foreign Currency Translation Adjustment      $  46,000       $       0      $  46,000
                                                     =========       =========

        Balance, beginning of period                                                (194,000)

                                                                                    ---------
        Balance, end of period                                                      ($148,000)
                                                                                    =========

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

RESULTS OF OPERATIONS

        The following table sets forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three months ended September 30, 1998 and 1997.

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------
                                          1998                  %            1997             %
                                       -----------           -------     -----------       -------
NET SALES                              $ 4,091,000            100.0%     $ 2,710,000        100.0%

COST OF SALES                            2,829,000             69.2%       1,728,000         63.8%
                                       -----------                       -----------

     Gross profit                        1,262,000             30.8%         982,000         36.2%

OPERATING EXPENSES
     Design                                631,000                           731,000
     Selling                             1,064,000                         1,142,000
     Shipping                              356,000                           303,000
     General and administrative          2,174,000                         2,065,000
                                       -----------                       -----------
                                         4,225,000            103.3%       4,241,000        156.5%
                                       -----------                       -----------

               Loss from operations     (2,963,000)           -72.4%      (3,259,000)      -120.3%

OTHER (EXPENSE) INCOME
     Interest expense                   (1,614,000)                       (1,374,000)
     Interest income                         7,000                             5,000
     Royalty income                         30,000                            43,000
     Miscellaneous                         (59,000)                          (17,000)
                                       -----------                       -----------
                                        (1,636,000)           -40.0%      (1,343,000)      -49.6%
                                       -----------                       -----------

LOSS BEFORE INCOME TAXES                (4,599,000)          -112.4%      (4,602,000)     -169.8%

INCOME TAX BENEFIT                       1,472,000             36.0%       1,472,000        54.3%
                                       -----------                       -----------

NET LOSS                               ($3,127,000)           -76.4%     ($3,130,000)     -115.5%
                                       ===========                       ===========



NET SALES

        Net sales for the first three months of fiscal 1999 increased by $1.4 million as compared to the same period of fiscal 1998. This increase was primarily due to increased sales of current season Nautica merchandise of $.4 million, increased sales of current season Sessa merchandise of $.4 million, increased sales of current season La Blanca merchandise of $.5 million, increased sales of current season private label merchandise of $.2 million, increased sales of prior season merchandise of $.5 million offset by increased returns and allowances of $.6 million.

GROSS PROFIT

        Gross profit increased from $1.0 million or 36.2% of net sales to $1.3 million or 30.8% of net sales. The $0.3 million increase in gross profit occurred despite a $0.5 million increase in prior season sales. Prior season merchandise sales are generally sold at or below cost. The increase in the sale of prior season merchandise was the primary reason for the reduction in the gross margin percentage. Gross profit for current season merchandise was comparable with last year at this point. Appropriate reserves were established at June 30, 1998 to offset margin erosion for merchandise sold at or below cost.

OPERATING EXPENSES

        Operating expenses were constant in comparison to last year. Design expense decreased $.1 million due primarily to a decrease in design wages. Selling expense decreased $.1 million due primarily to reduced sample expenses. Shipping expense increased $.1 million due to the higher minimum wage and handling costs for the increase in finished goods inventory and the increased sales during the period. General and administrative expense increased $.1 million due primarily to increased MIS cost for the Year 2000 retrofit program.

OTHER EXPENSES

        Other expenses increased $0.3 million or 22% due primarily to an increase in working capital interest expense which was incurred due to the increased inventory and accounts receivable levels.


INCOME TAX BENEFIT AND NET LOSS

        Net loss before income tax benefit was $(4.6) million for the first quarter of fiscal 1999 consistent with the same quarter in fiscal 1998.

        The income tax benefit is estimated at a 32% effective tax rate, consistent with the first fiscal quarter ended in 1998. The Company has recorded a deferred tax asset to the extent it expects to utilize NOL carry forwards in fiscal 1999.

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

        The Company does not have any mandatory long-term debt principal payment requirements until December 2000. The Company recognizes that operational cash flow will not likely be sufficient to fund the maturity of Senior Notes payable in December 2000. The Company has not yet established a specific plan to address this matter, although several possible courses of action are currently being considered. The Company expects to thoroughly explore all viable options and within the next year, expects to have a definitive, viable plan in place.

        On the other hand, based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it, the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the fiscal year ending June 30, 1999.

        At September 30, 1998, the net collateral availability under the line of credit was approximately $1,600,000.

BACKLOG

        Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. At September 30, 1998 the Company's backlog for current season merchandise was approximately $22.0 million, compared to $19.4 million for the same period in fiscal 1998. See also "Seasonality" below.

SEASONALITY

        The Company's business is highly seasonal. In fiscal 1998, approximately 75% of the Company's gross sales were generated in the second half of its fiscal year. The Company expects this pattern to continue in its current and subsequent fiscal years. This seasonality and the relatively long times required to design and manufacture new products have led to the development of this standard selling cycle. The Company operates with a deficit in cash flow from operations (seasonal working capital requirements) for the first nine months of each fiscal year.



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





                                     APPAREL VENTURES,  INC.





     November 16, 1998               /s/  WILLIAM F. SINGLETARY
 -------------------------           ------------------------------------------
           Date
                                     WILLIAM F. SINGLETARY
                                     Chief Financial Officer
                                     (Duly authorized officer and
                                     principal financial and
                                     accounting officer)

                                  EXHIBIT INDEX


                                                                  Sequential
Exhibit No.               Description of Exhibit                   Page  No.
-----------          --------------------------------             ----------


    27               Financial data schedule.                         13