Form 10-Q/A
period 1998-09-30
APPAREL VENTURES INC
filed 1998-12-11
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                 (310) 538-4980
                 -----------------------------------------------
              (Registrant's telephone number, including area code)


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

          AT NOVEMBER 16, 1998 , 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

EXPLANATORY NOTE

              Following the filing of the Company's Form 10-Q for the quarter ended September 30, 1998, the Company determined that an error was made in the calculation of its minimum adjusted tangible net worth as of September 30, 1998 as defined in the Company's credit facility. The Company and the lender then entered into an amendment to the Company's credit facility which modified the minimum adjusted tangible net worth covenant beginning with the month ended September 30, 1998. The purpose of this amendment is to file the amendment to the credit facility as an exhibit to this report. No other changes have been made to the report.



PART II . OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

 (A)    EXHIBITS

The Exhibits listed in the Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q/A










                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       APPAREL VENTURES, INC.





     December 11 ,  1998               /s/ WILLIAM F. SINGLETARY
----------------------------           -----------------------------------------
             Date                      WILLIAM F. SINGLETARY
                                       Chief Financial Officer
                                       (Duly authorized officer and
                                       principal financial and
                                       accounting officer)

                                  EXHIBIT INDEX


Exhibit No.                              Description of Exhibit
-----------              -------------------------------------------------------
   10.1                  Amendment  No. 9 to Loan and Security Agreement
                         between Apparel Ventures, Inc. and Fleet Capital
                         Corporation-formerly Shawmut Capital Corporation