Form 10-Q
period 1998-12-31
APPAREL VENTURES INC
filed 1999-02-16
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended   DECEMBER 31, 1998
                                          -----------------

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

         Commission file number  33-80570
                                 --------

                             APPAREL VENTURES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                    DELAWARE                                    95 - 4475766
         -------------------------------                   ---------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)


         204 WEST ROSECRANS, GARDENA, CALIFORNIA                    90248
         ----------------------------------------                 -----------
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

AT FEBRUARY 16, 1999 , 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX

                                                                                PAGE
                                                                                ----

PART I. FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Consolidated  Balance  Sheet as of  December 31, 1998  (Unaudited)
        and June 30, 1998                                                        3

        Consolidated Statement of Operations and Comprehensive Income
        Three and Six Months ended December 31, 1998 and 1997 (Unaudited)        4

        Consolidated  Statement of  Cash Flows  for the  Six Months  ended
        December 31, 1998 and 1997 (Unaudited)                                   5

        Notes to Consolidated Financial Statements (Unaudited)                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION                                      10

PART II. OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K                                      13

SIGNATURE                                                                       13

EXHIBIT INDEX                                                                   14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                   A S S E T S

                                                                               DECEMBER 31,          JUNE 30,
                                                                                   1998                1998
                                                                               ------------        ------------
                                                                                (UNAUDITED)
CURRENT ASSETS
     Cash                                                                      $    166,000        $    487,000
     Due from factor                                                             14,786,000          17,324,000
     Accounts receivable, net of allowance for
       doubtful accounts and discounts of $600,000 and $442,000                   2,945,000           3,173,000
     Inventories                                                                 25,844,000          12,195,000
     Deferred charges                                                             1,607,000           2,411,000
     Deferred income taxes                                                        2,624,000             640,000
     Prepaid expenses                                                               470,000             459,000
                                                                               ------------        ------------

          Total current assets                                                   48,442,000          36,689,000
                                                                               ------------        ------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization of
     $5,175,000 and $4,625,000                                                    6,059,000           5,867,000

OTHER ASSETS
     Goodwill and organizational costs, net of accumulated
       amortization of $1,523,000 and $1,356,000                                 11,986,000          12,158,000
     Deferred loan costs, net of accumulated amortization
       of $2,420,000 and $2,160,000                                                 812,000           1,072,000
     Other                                                                          723,000             722,000
                                                                               ------------        ------------

                                                                               $ 68,022,000        $ 56,508,000
                                                                               ============        ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Line of credit                                                            $ 24,654,000        $ 12,766,000
     Accounts payable                                                             6,745,000           3,084,000
     Accrued interest payable                                                     2,664,000           2,512,000
     Accrued expenses                                                             3,033,000           3,334,000
     Current portion of notes payable                                               430,000           2,711,000
                                                                               ------------        ------------

          Total current liabilities                                              37,526,000          24,407,000
                                                                               ------------        ------------

SENIOR NOTES PAYABLE                                                             35,726,000          35,664,000

NOTES PAYABLE, net of current portion                                             1,084,000           1,001,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                        170,000             170,000

STOCKHOLDER'S EQUITY (DEFICIT)
     Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
       issued and outstanding                                                         1,000               1,000
     Additional paid - in capital                                                13,503,000          11,038,000
     Due from parent                                                               (268,000)           (253,000)
     Accumulated other comprehensive income                                        (132,000)           (194,000)
     Accumulated deficit                                                        (19,588,000)        (15,326,000)
                                                                               ------------        ------------
                                                                                 (6,484,000)         (4,734,000)
                                                                               ------------        ------------

                                                                               $ 68,022,000        $ 56,508,000
                                                                               ============        ============



                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                              DECEMBER 31,                          DECEMBER 31,
                                                   --------------------------------        --------------------------------
                                                       1998                1997                1998                1997
                                                   ------------        ------------        ------------        ------------
NET SALES                                          $ 18,718,000        $ 17,797,000        $ 14,626,000        $ 15,087,000

COST OF SALES                                        11,449,000          10,714,000           8,620,000           8,986,000
                                                   ------------        ------------        ------------        ------------

       Gross profit                                   7,269,000           7,083,000           6,006,000           6,101,000

OPERATING EXPENSES
     Design                                           1,793,000           1,862,000           1,163,000           1,132,000
     Selling                                          2,900,000           2,848,000           1,836,000           1,705,000
     Shipping                                           891,000             755,000             534,000             452,000
     General and administrative                       4,478,000           4,494,000           2,304,000           2,429,000
                                                   ------------        ------------        ------------        ------------
                                                     10,062,000           9,959,000           5,837,000           5,718,000
                                                   ------------        ------------        ------------        ------------

       Income (loss) from operations                 (2,793,000)         (2,876,000)            169,000             383,000
                                                   ------------        ------------        ------------        ------------

OTHER (EXPENSE) INCOME
     Interest expense                                (3,253,000)         (2,870,000)         (1,665,000)         (1,495,000)
     Interest income                                     12,000              10,000               5,000               5,000
     Royalty income                                      60,000              85,000              30,000              43,000
     Miscellaneous                                     (236,000)           (122,000)           (152,000)           (107,000)
                                                   ------------        ------------        ------------        ------------
                                                     (3,417,000)         (2,897,000)         (1,782,000)         (1,554,000)
                                                   ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                             (6,210,000)         (5,773,000)         (1,613,000)         (1,171,000)

INCOME TAX BENEFIT                                    1,949,000           1,848,000             477,000             375,000
                                                   ------------        ------------        ------------        ------------

NET LOSS                                           ($ 4,261,000)       ($ 3,925,000)       ($ 1,136,000)       ($   796,000)
                                                   ------------        ------------        ------------        ------------


OTHER COMPREHENSIVE INCOME, NET OF TAX

     Foreign currency translation adjustment             62,000             (26,000)             16,000              10,000

                                                   ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME (LOSS)                          (4,199,000)         (3,951,000)         (1,120,000)           (786,000)
                                                   ============        ============        ============        ============



                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)



                                                             1998                1997
                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            ($ 4,261,000)       ($ 3,925,000)
     Depreciation and amortization                            977,000             862,000
     Other                                                     29,000             (18,000)
     Changes in assets and liabilities
        Due from factor                                     2,538,000            (330,000)
        Accounts receivable, net                              228,000             108,000
        Inventories                                       (13,649,000)        (13,950,000)
        Deferred income tax benefits                       (1,984,000)         (1,851,000)
        Prepaid expenses and other assets                     792,000             448,000
        Accounts payable                                    3,661,000           4,731,000
        Accrued interest and other expenses                  (149,000)            (45,000)
                                                         ------------        ------------
     Net cash used by operating activities                (11,818,000)        (13,970,000)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                  (705,000)           (473,000)
                                                         ------------        ------------
     Net cash used by investing activities                   (705,000)           (473,000)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing under line of credit                        11,888,000          14,269,000
     Borrowing under  senior notes payable                     62,000              54,000
     Borrowing under (repayment of)  notes payable         (2,198,000)            149,000
     Additional capital infusion                            2,450,000
                                                         ------------        ------------
     Net cash provided by financing activities             12,202,000          14,472,000
                                                         ------------        ------------


NET INCREASE (DECREASE)  IN CASH                             (321,000)             29,000

CASH, BEGINNING OF PERIOD                                     487,000             476,000
                                                         ------------        ------------

CASH, END OF PERIOD                                      $    166,000        $    505,000
                                                         ============        ============



                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                   (Unaudited)


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

        The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

        The accompanying consolidated financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations " contained herein and the Notes to consolidated financial statements, as set forth in the Company's Form 10 - K filing for the fiscal year ended June 30, 1998.

COMPANY BACKGROUND AND NATURE OF BUSINESS - Apparel Ventures, Inc. ( the "Company") is a wholly owned subsidiary of AVI Holdings, Inc. The Company was incorporated in Delaware on April 20, 1994 and is headquartered in Gardena, California and designs, manufactures and markets branded women's swimwear. The Company offers seven proprietary lines catering to the Junior and Missy categories distributed through major department stores and specialty retail stores nationwide and, through its subsidiary, throughout Europe.

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

ADVERTISING COSTS - Advertising costs are expensed in the period incurred.


NOTE  2  -  INVENTORIES

                Inventories consist of the following:

                                     December 31,        June 30,
                                         1998              1998
                                     -----------       -----------
          Piece goods and trim       $ 4,788,000       $ 3,457,000
          Work - in - process          6,184,000         1,700,000
          Finished goods              14,872,000         7,038,000
                                     -----------       -----------

                                     $25,844,000       $12,195,000
                                     ===========       ===========

NOTE 3 - LINE OF CREDIT

        The Company has a line of credit with a bank ( the "Credit Facility" ) which provides for advances and commercial letters of credit of up to $32.0 million through July 31, 2000. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible foreign and domestic factored and non factored accounts receivable and eligible finished goods inventory, plus a seasonal overadvance of $2.5 million during September increasing to $4.5 million from October 1 to March 15, of each year the amount of which is tied to backlog. The Credit Facility also provides for an overadvance against owned real estate of $1.75 million from September 1998 through February 28, 1999 decreasing to $1.4 million from March 1, 1999 through March 31, 1999 and $.8 million from April 1, 1999 through April 30, 1999 and zero thereafter. Interest on base borrowings is charged at the bank's prime rate plus 1/2%; however borrowings may be fixed, at management's discretion for periods of 30 to 180 days on which interest is charged at LIBOR plus 2.75%. Interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%; however borrowings may be fixed, at management's discretion, for periods of 30 to 180 days on which interest is charged at LIBOR plus 3.75% The Credit Facility is collateralized by receivables, finished goods inventories, real estate and general intangibles.

        On January 4, 1999 the Company entered into an additional amendment to the credit facility which provided for a "special advance" of $1.0 million which was guaranteed by the Company's President. On February 1, 1999 the Company fully repaid the "Special Advance".

        The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. The Company was in compliance with these covenants for the quarter ended December 31, 1998.

NOTE  4  -  SENIOR NOTES PAYABLE

        On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of December 31, 1998 there is $36.0 million principal amount of bonds outstanding net of $275,000 in unamortized discount.

        The Company may redeem the Senior Notes, subject to a premium for redemption, after December 31, 1998. The Senior Notes contain certain restrictions requiring the Company to offer to redeem the Senior Notes including a premium for redemption, in the event of a change in control of the Company.

        The indenture governing the Senior Notes contains customary covenants regarding maintaining specified ratios of earnings to fixed charges, restrictions on transactions with officers and affiliates, and other matters. For the year ended June 30, 1998 the Company failed to meet the fixed charge coverage ratio covenant required by the indenture. This violation was waived and an amendment modifying the indenture was approved by the bondholders. In connection with such waiver and amendment the Company paid $360,000 to the bondholders.

NOTE 5 - COMMITMENT - PARENT COMPANY CAPITAL STRUCTURE

        In connection with the acquisition of the Company, AVI Holdings, Inc. (the "Parent") issued $10 million of Subordinated Junior Notes, $3.8 million of Subordinated Junior Notes, $300,000 of common stock, $1.7 million of Class A Preferred Stock, $1.7 million of Class B Preferred Stock and $1.0 million of Class C Preferred Stock. A Subordinated Junior Note in the amount of $650,000 was immediately repaid in full for $350,000. Since the Company is a wholly-owned subsidiary of the Parent and is the sole operating unit of the consolidated entity, the Company is the sole source of any cash to be paid by the parent on such securities in the form of interest, dividends or principal repayments. The cash required by the Parent to make these payments will be provided by dividends or cash advances by the Company. While the Parent company's debt service requirements will be funded by the Company, the debt of the Parent is not reflected in the balance sheet of the company since the Company has not guaranteed, pledged assets as security for, or have plans, intentions, or a requirement to directly assume or repay the Parent company's organizational obligations.

        On December 5, 1995, in order for the Company to obtain waivers of certain defaults from the Senior Note holders, the Parent authorized the issuance of 6,450 shares of Class D Preferred Stock and issued to certain subscribers 4,000 shares of Class D Preferred Stock for cash consideration of $4.0 million. Such proceeds were then contributed by the Parent to the Company.

        On September 24, 1998 the Parent company issued 2,450 shares of Class D Preferred Stock to the Company's President in exchange for a $2,450,000 cash contribution. The proceeds were then contributed by the Parent to the Company.

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

        The Indenture for the Company's Senior Notes prohibits the Company from making distributions to the Parent for the payment of interest on the Senior Subordinated Notes unless the Company satisfies a fixed charge coverage ratio requirement. The Company has not satisfied this requirement and has not made any advances to the Parent for the payment of interest. However, the Parent has satisfied this payment obligation by issuing promissory notes ( bearing interest at the default rate ) in the amounts of the interest due.

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

COMPUTER SYSTEMS

        The Company has completely retrofitted the Management Information System used to run its operations. The inventory management, order entry, billing and credit and collection systems have been rendered Y2K compliant. The Company is presently using these retrofitted programs to manage the information flow. The system has undergone independent third party testing, in conjunction with our customers, and has been certified Y2K compliant. The Company expects to have the financial package Y2K compliant by late in the 4th quarter of the current fiscal year.

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

        The current fair value of senior notes payable is believed by management to be less than the carrying amount, although an estimate of the amount is not reasonably determinable. A certain amount of these instruments have traded in the open market, however, an active market for their exchange does not exist. Management believes historical market transactions are not necessarily indicative of the current fair value of these instruments. Considerable judgment is required in interpreting various and volatile market data to develop the estimates of fair value. Accordingly, estimates, if determinable, are not necessarily indicative of the amount that the Company should realize in a current market exchange.

NOTE 7 - OTHER COMPREHENSIVE INCOME

                                              Pre-Tax           Tax           After Tax
                                               Amount          Effect          Amount
                                             ---------        --------        ---------
          Foreign Currency Translation          62,000                          62,000
                                              ========        ========

          Balance, beginning of period                                        (194,000)
                                                                              --------
          Balance, end of period                                              (132,000)
                                                                              ========

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

        Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for swimwear, changes in trends in the swimwear industry market in which the Company competes; actions of competitors that may impact the Company's business; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, recession and the external economic and political factors which the Company has no control.

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

RESULTS OF OPERATIONS

        The following tables set forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three and six months ended December 31, 1998 and 1997.

                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                    1998                    %                   1997                    %
                                                ------------          ------------          ------------          ------------
NET SALES                                       $ 14,626,000                100.0%          $ 15,087,000                 100.0%

COST OF SALES                                      8,620,000                 58.9%             8,986,000                  61.4%
                                                ------------                                ------------

           Gross profit                            6,006,000                 41.1%             6,101,000                  41.7%

OPERATING EXPENSES
        Design                                     1,163,000                                   1,132,000
        Selling                                    1,836,000                                   1,706,000
        Shipping                                     534,000                                     452,000
        General and administrative                 2,304,000                                   2,428,000
                                                ------------                                ------------
                                                   5,837,000                 39.9%             5,718,000                  39.1%
                                                ------------                                ------------

           Income (loss) from operations             169,000                  1.2%               383,000                   2.6%

OTHER (EXPENSE) INCOME
        Interest expense                          (1,665,000)                                 (1,495,000)
        Interest income                                5,000                                       5,000
        Royalty income                                30,000                                      43,000
        Miscellaneous                               (152,000)                                   (107,000)
                                                ------------                                ------------
                                                  (1,782,000)               -12.2%            (1,554,000)                -10.6%
                                                ------------                                ------------

LOSS BEFORE INCOME TAXES                          (1,613,000)               -11.0%            (1,171,000)                 -8.0%

INCOME TAX BENEFIT                                   477,000                  3.3%               375,000                   2.6%
                                                ------------                                ------------

NET LOSS                                        ($ 1,136,000)                -7.8%          ($   796,000)                 -5.4%
                                                ============                                ============

                                                                  SIX MONTHS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------
                                              1998                    %                   1997                   %
                                          ------------          ------------          ------------          ------------
NET SALES                                 $ 18,718,000                100.0%          $ 17,797,000                100.0%

COST OF SALES                               11,449,000                 61.2%            10,714,000                 60.2%
                                          ------------                                ------------

           Gross profit                      7,269,000                 38.8%             7,083,000                 39.8%

OPERATING EXPENSES
        Design                               1,793,000                                   1,862,000
        Selling                              2,900,000                                   2,848,000
        Shipping                               891,000                                     755,000
        General and administrative           4,478,000                                   4,494,000
                                          ------------                                ------------
                                            10,062,000                 53.8%             9,959,000                 56.0%
                                          ------------                                ------------

           Loss from operations             (2,793,000)               -14.9%            (2,876,000)               -16.2%

OTHER (EXPENSE) INCOME
        Interest expense                    (3,253,000)                                 (2,870,000)
        Interest income                         12,000                                      10,000
        Royalty income                          60,000                                      85,000
        Miscellaneous                         (236,000)                                   (122,000)
                                          ------------                                ------------
                                            (3,417,000)               -18.3%            (2,897,000)               -16.3%
                                          ------------                                ------------

LOSS BEFORE INCOME TAXES                    (6,210,000)               -33.2%            (5,773,000)               -32.4%

INCOME TAX BENEFIT                           1,949,000                 10.4%             1,848,000                 10.4%
                                          ------------                                ------------

NET LOSS                                  ($ 4,261,000)               -22.8%          ($ 3,925,000)               -22.1%
                                          ============                                ============


NET SALES

        Net sales for the first six months of fiscal 1999 increased by $.9 million or 5.2% as compared to the same period of fiscal 1998. This increase was due primarily to the increase of current season branded sales of $1.7 million, increased prior season sales of $.5 million which were offset by increased returns and allowances of $1.3 million. The increase in sales of current season branded merchandise was primarily in the Sassafras Group where current season sales increased $2.9 million of which $1.9 million was Nautica and $1.0 million was Sessa. AV Europe also increased current season sales by $.4 million. These gains were offset by reductions in current season sales for the La Blanca Group whose current season sales were reduced $1.4 million, primarily in the Studio line.

        Net sales for the quarter ended December 31, 1998 decreased by $.5 million or 3.1% as compared to the same period of fiscal 1998. This decrease was due primarily to a $1.0 million decrease in Studio sales, $.7 million decrease in private label sales, $.7 million increased returns offset by increased current season sales in the Sassafras Group of $1.9 million which was primarily in the Nautica Label.

GROSS PROFIT

        Gross profit for the first six months of fiscal 1999 increased by $.2 million or 2.6%, but decreased as a percent of net sales from 39.8% to 38.8%. This decrease in percent was primarily due to the effect of the increase in prior season sales. Current season merchandise gross profit as a percent of sales increased one full percentage point.

        Gross profit for the quarter ended December 31, 1998 decreased
$.1 million or 1.6%, and decreased as a percent of net sales from 41.7% to 41.1%. This decrease in gross profit was primarily due to the decrease in net sales.

OPERATING EXPENSES

        Operating expenses for the first six months of fiscal 1999 decreased as a percent of net sales from 56.0% to 53.8% but increased by $0.1 million due primarily to increased warehouse and distribution expense. This increase in distribution expense is due to a $6.0 million gross increase in finished goods inventory resulting in increased handling cost and the effect of the 12% increase in the minimum wage experienced at the end of the 1998 fiscal year.

        Operating expenses for the quarter ended December 31, 1998 increased as a percent of net sales from 39.1% to 39.3% and increased $0.1 million due primarily to increased sample costs of $.1 million, increased distribution cost of $.1 million relating to temporary labor, and decreased general and administrative cost of $.1 million relating primarily to reduced travel costs.

OTHER EXPENSES

        Other expenses for the first six months of fiscal 1999 increased by $0.5 million due primarily to an increase in interest expense of $.4 million and increased royalty expense of $.1 million. The increased interest expense is the result of the loss in fiscal year 1998, and increased inventory and accounts receivable levels. The increase in inventory was planned in order to ship orders on the start ship date rather than closer to the cancel date. This should have the effect of improving margins and reducing clearance merchandise sales at the end of the season.

        Other expenses for the quarter ended December 31, 1998 increased $0.2 million due to increased interest expense on the working capital loan as explained above.

INCOME TAX BENEFIT AND NET LOSS

        Net loss before income tax benefit for the six months of fiscal 1999 was ($6.2) million compared to ($5.8) for the same period of fiscal 1998. The increase in net loss reflects (i) increased gross profit of $.2 million, (ii) increased operating expense of $.1 million and (iii) increased other expense of $.5 million.

        Net loss before income tax benefit was ($1.6) million for the quarter ended December 31, 1998, compared to ($1.2) million for the same quarter in fiscal 1998. The increase in net loss reflects decreased gross profit of $.1 million, increased operating expenses of $0.1 million and increase in other expenses of $0.2 million.

        The income tax benefit is estimated at a 32% effective tax rate, consistent with the prior year. The Company has recorded a deferred tax asset to the extent it expects to utilize net operating loss carry forwards in fiscal 1999.


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

        On the other hand, based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, with the other financing alternatives available to it the Company will be able to meet all of its debt service requirements as well as its capital expenditure requirements for the fiscal year ending June 30, 1999.

        At December 31, 1998, the net collateral availability under the line of credit was approximately $2,500,000.

        The days sales outstanding (DSO) in accounts receivable increased from 91 days at December 31, 1997 to 99 days at December 31, 1998. This increase in DSO is due to increased branded sales and the change in Factors the Company made in November, 1998. Shipments made to specialty retailers and others during the second quarter are typically given extended dating to May 10th of the following year. Accordingly, with current season year to date branded sales up by $1.3 million, this has unfavorably impacted the calculation. Further, payments have been delayed due to the change in Factor and the additional effort required to reconcile and follow up on the accounts.

        The days inventory on hand has increased from 100 at December 31, 1997 to 105 at December 31, 1998. This increase in days 'inventory on hand is the direct result of our strategy to ship to the customer closer to the start date thereby increasing sales and improving profitability.

BACKLOG

        Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. The backlog was $30.2 million at December 31, 1998 as compared to $32.6 million at December 31, 1997. The decrease in backlog reflects a general soft market for Junior Swimwear.

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



                                             APPAREL VENTURES, INC.



     February 16, 1999                       /s/  WILLIAM F. SINGLETARY
---------------------------                  -----------------------------------
          Date                               WILLIAM  F.  SINGLETARY
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial and
                                             accounting officer)

                                  EXHIBIT INDEX


                                                                           Sequential
 Exhibit No.                 Description of Exhibit                         Page No.
 -----------     -----------------------------------------------       ----------------

   10.1          Amendment No. 10 to Loan and Security Agreement
                 dated January 7, 1999 by and between Apparel
                 Ventures, Inc. and Fleet Capital Corporation                  15

   27            Financial Data Schedule
