Form 10-Q
period 1999-03-31
APPAREL VENTURES INC
filed 1999-05-12
CIK 925866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 1999
                                        -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________________

         Commission file number    33-80570


                             APPAREL VENTURES, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


              DELAWARE                                          95 - 4475766
  --------------------------------                           -------------------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)


204 WEST ROSECRANS, GARDENA, CALIFORNIA                            90248
---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)

                                (310) 538 - 4980
                      ------------------------------------
              (Registrant's telephone number, including area code)


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

AT MAY 13, 1999, 1,000 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                             APPAREL VENTURES, INC.

                                      INDEX


                                                                                               PAGE
                                                                                              ------
PART  I.  FINANCIAL  INFORMATION


ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated  Balance  Sheet as of  March 31, 1999  (Unaudited)  and
                  June 30, 1998.                                                                 3

             Consolidated Statement of Operations and Comprehensive Income
                  for the Three and Nine Months ended March 31, 1999 and 1998 (Unaudited).       4

             Consolidated  Statement of  Cash Flows  for the  Nine  Months  ended
                  March 31, 1999 and 1998 (Unaudited).                                           5

             Notes to Consolidated Financial Statements (Unaudited).                             6


ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS
                  AND FINANCIAL CONDITION.                                                      10


PART II.  OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8 - K




SIGNATURE                                                                                       13

EXHIBIT INDEX                                                                                   14


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             APPAREL VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                     MARCH 31,             JUNE 30,
                                                                                       1999                 1998
                                                                                   ------------          ------------
                                                                                   (UNAUDITED)
CURRENT ASSETS
       Cash                                                                        $    101,000          $    487,000
       Due from factor                                                               29,180,000            17,324,000
       Accounts receivable, net of allowance for
            doubtful accounts and discounts of $598,000 and $515,000                  3,883,000             3,173,000
       Inventories                                                                   16,992,000            12,195,000
       Deferred charges                                                               1,882,000             2,411,000
       Deferred income taxes                                                          1,066,000               640,000
       Prepaid expenses                                                                 482,000               459,000
                                                                                   ------------          ------------

                  Total current assets                                               53,586,000            36,689,000
                                                                                   ------------          ------------

PROPERTY AND EQUIPMENT, at cost, net of
       accumulated depreciation and amortization of
           $5,458,000 and $4,625,000                                                  6,317,000             5,867,000

OTHER ASSETS
       Goodwill and organizational costs, net of accumulated
            amortization of $1,606,000  and $1,356,000                               11,898,000            12,158,000
       Deferred loan costs, net of accumulated amortization
            of $2,550,000 and $2,160,000                                                682,000             1,072,000
       Other                                                                            704,000               722,000
                                                                                   ------------          ------------

                                                                                   $ 73,187,000          $ 56,508,000
                                                                                   ============          ============

           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
       Line of credit                                                              $ 28,401,000          $ 12,766,000
       Accounts payable                                                               4,438,000             3,084,000
       Accrued interest payable                                                       1,820,000             2,512,000
       Accrued expenses                                                               4,276,000             3,334,000
       Current portion of notes payable                                                 488,000             2,711,000
                                                                                   ------------          ------------

                  Total current liabilities                                          39,423,000            24,407,000
                                                                                   ------------          ------------

SENIOR NOTES PAYABLE                                                                 35,756,000            35,664,000

NOTES PAYABLE, net of current portion                                                 1,018,000             1,001,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                            170,000               170,000

STOCKHOLDER'S EQUITY
       Common stock $.01 par value, 10,000 shares authorized, 1,000 shares
           issued and outstanding                                                         1,000                 1,000
       Additional paid - in capital                                                  13,503,000            11,038,000
       Due from parent                                                                 (267,000)             (253,000)
       Accumulated other comprehensive income                                          (134,000)             (194,000)
       Accumulated deficit                                                          (16,283,000)          (15,326,000)
                                                                                   ------------          ------------
                                                                                     (3,180,000)           (4,734,000)
                                                                                   ------------          ------------


                                                                                   $ 73,187,000          $ 56,508,000
                                                                                   ============          ============


                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                               NINE MONTHS ENDED              THREE MONTHS ENDED
                                                    MARCH 31,                      MARCH 31,
                                         ----------------------------    ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
NET SALES                                $ 53,755,000    $ 52,063,000    $ 35,037,000    $ 34,266,000

COST OF SALES                              32,581,000      31,001,000      21,132,000      20,287,000
                                         ------------    ------------    ------------    ------------

           Gross profit                    21,174,000      21,062,000      13,905,000      13,979,000

OPERATING EXPENSES
      Design                                2,322,000       2,449,000         528,000         587,000
      Selling                               5,774,000       5,795,000       2,874,000       2,947,000
      Shipping                              1,769,000       1,535,000         878,000         780,000
      General and administrative            6,942,000       6,857,000       2,464,000       2,364,000
                                         ------------    ------------    ------------    ------------
                                           16,807,000      16,636,000       6,744,000       6,678,000
                                         ------------    ------------    ------------    ------------

           Income from operations           4,367,000       4,426,000       7,161,000       7,301,000
                                         ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME
      Interest expense                     (5,188,000)     (4,672,000)     (1,908,000)     (1,802,000)
      Interest income                           5,000          15,000           5,000           5,000
      Royalty income                           90,000         169,000          30,000          83,000
      Royalty expense                        (630,000)       (507,000)       (428,000)       (373,000)
      Miscellaneous                             9,000          26,000           4,000          15,000
                                         ------------    ------------    ------------    ------------
                                           (5,714,000)     (4,969,000)     (2,297,000)     (2,072,000)
                                         ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES          (1,347,000)       (543,000)      4,864,000       5,229,000

INCOME TAX BENEFIT (PROVISION)                390,000         173,000      (1,559,000)     (1,674,000)
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        $   (957,000)   $   (370,000)   $  3,305,000    $  3,555,000
                                         ============    ============    ============    ============


OTHER COMPREHENSIVE INCOME, NET OF TAX

      Foreign currency translation             59,000         (64,000)         (3,000)        (38,000)
           adjustment


                                         ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                  (898,000)       (434,000)      3,302,000       3,517,000
                                         ============    ============    ============    ============




                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                           1999            1998
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                         $   (957,000)   $   (370,000)
      Depreciation and amortization                       1,511,000       1,320,000
      Other                                                  41,000         (28,000)
      Changes in assets and liabilities
           Due from factor                              (11,856,000)    (13,681,000)
           Accounts receivable, net                        (710,000)     (1,197,000)
           Inventories                                   (4,797,000)    (12,442,000)
           Deferred charges and other assets                529,000         500,000
           Deferred income tax benefits                    (426,000)       (178,000)
           Prepaid expenses and other assets                (23,000)       (604,000)
           Accounts payable                               1,354,000       3,641,000
           Accrued interest and other expenses              250,000         302,000
                                                       ------------    ------------
      Net cash used in operating activities             (15,084,000)    (22,737,000)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of equipment                             (1,282,000)       (712,000)
                                                       ------------    ------------
      Net cash used in investing activities              (1,282,000)       (712,000)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowing under line of credit                     15,635,000      22,889,000
      Advances to Parent                                    (14,000)       (253,000)
      Contribution of capital from an officer of AVE                        144,000
      Borrowing under  senior notes payable                  92,000          82,000
      Borrowing under (repayment of) notes payable       (2,198,000)        294,000
      Additional capital infusion                         2,465,000
                                                       ------------    ------------
      Net cash provided by financing activities          15,980,000      23,156,000
                                                       ------------    ------------


NET INCREASE (DECREASE)  IN CASH                           (386,000)       (293,000)

CASH, BEGINNING OF PERIOD                                   487,000         476,000
                                                       ------------    ------------

CASH, END OF PERIOD                                    $    101,000    $    183,000
                                                       ============    ============




                See notes to consolidated financial statements.

                             APPAREL VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)


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

         The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2 - INVENTORIES

Inventories consist of the following:

                         March 31,     June 30,
                          1999          1998
                       -----------   -----------
Piece goods and trim   $ 4,500,000   $ 3,457,000
Work - in - process      2,502,000     1,700,000
Finished goods           9,990,000     7,038,000
                       -----------   -----------

                       $16,992,000   $12,195,000
                       ===========   ===========

NOTE 3 - LINE OF CREDIT

         The Company has a line of credit with a bank ( the "Credit Facility") which provides for advances and commercial letters of credit of up to $32.0 million through July 31, 2000. The Credit Facility has a sublimit of $3.0 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible foreign and domestic factored and non factored accounts receivable and eligible finished goods inventory, plus a seasonal overadvance of $2.5 million during September increasing to $4.5 million from October 1 to March 15, of each year the amount of which is tied to backlog. The Credit Facility also provides for an overadvance against owned real estate of $1.75 million from September 1998 through February 28, 1999 decreasing to $1.4 million from March 1, 1999 through March 31, 1999 and $.8 million from April 1, 1999 through April 30, 1999 and zero thereafter. Interest on base borrowings is charged at the bank's prime rate plus 1/2%; however borrowings may be fixed, at management's discretion for periods of 30 to 180 days on which interest is charged at LIBOR plus 2.75%. Interest on seasonal overadvances is charged at the bank's prime rate plus 1 1/2%; however borrowings may be fixed, at management's discretion, for periods of 30 to 180 days on which interest is charged at LIBOR plus 3.75%. The Credit Facility is collateralized by receivables, finished goods inventories, real estate and general intangibles.

         On January 4, 1999 the Company entered into an additional amendment to the Credit Facility which provided for a "special advance" of $1.0 million which was guaranteed by the Company's President. On February 1, 1999 the Company fully repaid the "special advance".

         The Credit Facility contains covenants requiring the maintenance of minimum tangible net worth, EBITDA, Fixed Charge Coverage ratios and other matters. For the period ended March 31, 1999 the Company failed to satisfy the EBITDA and Fixed Charge Coverage Ratio covenants. These covenant violations have been waived by the lender.

         Based upon information currently available, it does not appear that the Company will be in compliance with the EBITDA, Fixed Charge Coverage Ratio or Tangible Net Worth covenants in the Credit Agreement for the fiscal year ending June 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


NOTE 4 - SENIOR NOTES PAYABLE

         On May 23, 1994, the Company issued $40 million principal amount of Series A Senior Notes. The Senior Notes are due December 30, 2000 and bear interest of 12 1/4%, payable July 1 and January 1 each year. The Senior Notes were issued at a discount of $800,000, which is being amortized over the term of the Senior Notes to yield a constant interest rate of 12.7%. As of March 31, 1999 there is $36.0 million principal amount of bonds outstanding net of $244,000 in unamortized discount.

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

         Based upon information currently available, it does not appear that the Company will be in compliance with the fixed charge coverage ratio covenant in the indenture for the fiscal year ending June 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


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


COMPUTER SYSTEMS

         The Company has completely retrofitted the Management Information System used to run its operations. The inventory management, order entry, billing and credit and collections systems have been rendered Y2K compliant. The Company is presently using these retrofitted programs to manage the information flow. The system has undergone independent third party testing, in conjunction with our customers, and has been certified Y2K compliant. The Company expects to have the financial package Y2K compliant by late in the 4th quarter of the current fiscal year.


NOTE 6 - FINANCIAL INSTRUMENTS

         Statements of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of the fair market value of financial instruments for which it is practicable to estimate fair value. The Company believes the carrying amount of the following financial instruments approximates their current fair value: cash, receivables, accounts payable, line of credit and notes payable. The estimated fair value amounts have been estimated by the Company considering the nature of the instrument and applicable market information.

         The current fair value of the senior notes payable is believed by management to be less than the carrying amount, although an estimate of the amount is not reasonably determinable. A certain amount of these instruments have traded in the open market, however, an active market for their exchange does not exist. Management believes historical market transactions are not necessarily indicative of the current fair value of these instruments. Considerable judgment is required in interpreting various and volatile market data to develop the estimates of fair value. Accordingly, estimates, if determinable, are not necessarily indicative of the amount that the Company should realize in a current market exchange.



NOTE 7 - OTHER COMPREHENSIVE INCOME


                                    Pre-Tax             Tax          After Tax
                                    Amount             Effect         Amount
                                   ---------          --------       ---------

 Foreign Currency Translation       $59,000                --          $59,000
                                    =======           =======

 Balance, beginning of period                                         (194,000)

                                                                     ---------
 Balance, end of period                                              $(135,000)
                                                                     =========



CAUTIONARY STATEMENT ON FORWARD - LOOKING STATEMENTS

         Various forward-looking statements, within the meaning of the federal securities laws, have been made in this Form 10-Q. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto.

         These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

                             APPAREL VENTURES, INC.

PART I - FINANCIAL INFORMATION

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

         The following tables set forth information with respect to the percentage relationship of net sales of certain items of the consolidated statement of operations of the Company for the three and nine months ended March 31, 1999 and 1998.

                                                    THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------

                                          1999             %              1998               %
                                       -----------      --------      -----------         -------
NET SALES                              $35,037,000        100.0%      $34,266,000          100.0%

COST OF SALES                           21,132,000         60.3%       20,287,000           59.2%
                                       -----------                    -----------

             Gross profit               13,905,000         39.7%       13,979,000           40.8%

OPERATING EXPENSES
        Design                             528,000                        587,000
        Selling                          2,874,000                      2,947,000
        Shipping                           878,000                        780,000
        General and administrative       2,464,000                      2,364,000
                                       -----------                    -----------
                                         6,744,000         19.2%        6,678,000           19.5%
                                       -----------                    ----------

             Income from operations      7,161,000         20.4%        7,301,000           21.3%

OTHER (EXPENSE) INCOME
        Interest expense                (1,908,000)                    (1,802,000)
        Interest income                      5,000                          5,000
        Royalty income                      30,000                         83,000
        Royalty expense                   (428,000)                      (373,000)
        Miscellaneous                        4,000                         15,000
                                       -----------                    -----------
                                        (2,297,000)        -6.6%       (2,072,000)          -6.0%
                                       -----------                    ----------

INCOME BEFORE INCOME TAXES               4,864,000         13.9%        5,229,000           15.3%

INCOME TAX PROVISION                    (1,559,000)        -4.4%       (1,674,000)          -4.9%
                                       -----------                    ----------

NET INCOME                             $ 3,305,000          9.4%      $ 3,555,000           10.4%
                                       ===========                    ==========

                                                                   NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------------------------------------
                                                        1999               %           1998             %
                                                     -----------       -----------  ------------   -----------
NET SALES                                            $53,755,000         100.0%     $52,063,000        100.0%

COST OF SALES                                         32,581,000          60.6%      31,001,000         59.5%
                                                     -----------                    -----------

             Gross profit                             21,174,000          39.4%      21,062,000         40.5%

OPERATING EXPENSES
        Design                                         2,322,000                      2,449,000
        Selling                                        5,774,000                      5,795,000
        Shipping                                       1,769,000                      1,535,000
        General and administrative                     6,942,000                      6,857,000
                                                     -----------                    -----------
                                                      16,807,000          31.3%      16,636,000         32.0%
                                                     -----------                    -----------

             Income from operations                    4,367,000           8.1%       4,426,000          8.5%

OTHER  (EXPENSE) INCOME
        Interest expense                              (5,183,000)                    (4,672,000)
        Interest income                                   17,000                         15,000
        Royalty income                                    90,000                        169,000
        Royalty expense                                 (630,000)                      (507,000)
        Miscellaneous                                     (8,000)                        26,000
                                                     -----------                    -----------
                                                      (5,714,000)        -10.6%      (4,969,000)        -9.5%
                                                     -----------                    -----------

LOSS BEFORE INCOME TAXES                              (1,347,000)         -2.5%        (543,000)        -1.0%

INCOME TAX BENEFIT                                       390,000           0.7%         173,000          0.3%
                                                     -----------                    -----------

NET LOSS                                             $  (957,000)         -1.8%     $  (370,000)        -0.7%
                                                     ===========                    ===========


NET SALES

         Net sales for the nine months of fiscal 1999 increased by $1.7 million or 3.2%, as compared to the same period of fiscal 1998. This increase was due primarily to increased Nautica sales of $3.9 million, increased Sessa sales of $.8 million, increased private label sales of $1.7 million and increased AV Europe sales of $1.1 million. These sales increases were offset with decreased sales in Studio of $3.2 million, Ocean Pacific of $.5 million, Sassafras of $1.7 million and Citrus of $.4 million.

         Net sales for the quarter ended March 31, 1999 increased by $.8 million or 2.3%, as compared to the same period of fiscal 1998. This increase was due primarily to a $2.0 million increase in Nautica sales, a $2.2 million increase in private label sales and a $.7 million increase in AV Europe sales offset by decreased sales in Sassafras of $1.1 million, Citrus $.5 million, La Blanca $.4 million, Studio of $1.7 million, and Ocean Pacific of $.4 million.

GROSS PROFIT

         Gross profit for the nine months of fiscal 1999 increased $.1 million or .5% but decreased as a percent of net sales from 40.5% to 39.4%. Gross profit on branded merchandise decreased from 43.9% of net sales in fiscal 1998 to 42.3% of net sales in fiscal 1999. This decrease in gross profit, as a percent of net sales is due to increased sales of prior season merchandise of $.7 million and significant erosion of gross profit in the Studio line which is not retailing.

         Gross profit for the quarter ended March 31, 1999 decreased $.1 million or .4%, and decreased as a percent of net sales, from 40.8% to 39.7%, due primarily to the decrease in gross margin for the Studio and Ocean Pacific brands and the effect on margin of the significant increase in private label sales for the quarter. Private label sales have a significantly lower gross margin than branded sales.

OPERATING EXPENSES

         Operating expenses for the first nine months of fiscal 1999 increased $.2 million or 1.0% and decreased as a percent of net sales from 32.0% to 31.3%. This increase in operating expenses is primarily due to increased distribution expense of $0.2 million and increased general and administrative expense of $.1 million offset by decreased design expense of $.1 million. The increase in distribution expense is due to increased labor costs attributable to increased minimum wage and additional labor required to make merchandise "floor ready" for the retailer. The increase in general and administrative expense is primarily due to increased MIS expense related to the Y2K retrofit program.

         Operating expense for the quarter ended March 31, 1999 increased $.1 million but decreased as a percent of net sales from 19.5% to 19.2%, due primarily to increased general and administrative expense of $.1 million, increased distribution expense of $.1 million offset by reduced design and selling expense of $.1 million.

OTHER EXPENSES

         Other expenses for the first nine months of fiscal 1999 increased $0.7 million due primarily to an increase in interest expense of $0.5 million, in order to fund the higher average year to date inventory and accounts receivable levels, increased royalty expense of $0.1 million for the licensed product sales of Nautica and Ocean Pacific and reduced royalty income of $.1 million.

         Other expenses for the quarter ended March 31, 1999 increased $0.2 million due primarily to increased interest expense of $0.1 million and increased royalty expense of $0.1 million.


INCOME TAX BENEFIT AND NET LOSS

         Net loss before income tax benefit for the nine months of fiscal 1999 was ($1.3) million compared to ($0.5) for the same period of fiscal 1998. The increase in net loss is due to increased other expense of $.7 million relating primarily to increased interest expense.

         Net income before income tax provision was $4.9 million for the quarter ended March 31, 1999, compared to $5.2 million for the same quarter in fiscal 1998. The decrease in net income is the result of nominally higher costs in all areas.

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


         Although the Company has sufficient liquidity in the near term, the Company expects that it will be unable to continue to meet its debt service obligations on the Senior Notes. The Company's operational cash flow will be insufficient to make its July 1, 1999 interest payment of $2.2 million, make any interest payments due thereafter and ultimately fund the maturity of the Senior Notes in December 2000. As a result, the Company believes that a significant financial restructuring of its current capital structure is required to improve the Company's ability to conduct its operations. Accordingly, the Company is beginning discussions with the Senior Note holders regarding such financial restructuring. The Company expects to conclude these discussions by Mid-June 1999 with a feasible plan of restructuring in place.

         At March 31, 1999, the net collateral availability under the line of credit was approximately $3,114,000.

         The days sales outstanding (DSO) in accounts receivable increased from 74 days at March 31, 1998 to 80 days at March 31, 1999. This increase in DSO is due to increased branded sale dating and the adjustment by the retailers to our factor change which occurred in November, 1998. Inventory decreased $3.8 million at March 31, 1999 as compared to March 31, 1998 however the days sales in inventory increased from 130 days at March 31, 1998 to 189 days at March 31, 1999 due primarily to the forward method of calculating the number of days which is based on our sales forecast for the next six months. It should be noted that purchases for the fourth quarter will be significantly less than fiscal 1998.


BACKLOG

         Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. The Company's backlog at March 31, 1999 increased by $3.1 million or 21.57% over March 31, 1998. The backlog was $17.5 million at March 31, 1999 as compared to $14.4 million at March 31, 1998. This increase in backlog is primarily attributable to the Nautica line.


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



PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

         The current employment contract of the Company's President, Mr. Goodman, expires on May 23, 1999. Discussions regarding Mr. Goodman's employment beyond the current fiscal year are currently underway. There can be no assurances given, at this time, that Mr. Goodman will continue in his current capacity beyond the term of his current contract. In addition Mr. Goodman has tendered his resignation as Chairman of the Board of AVI Holdings, Inc. and Apparel Ventures, Inc.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The exhibits listed in the index to Exhibits are filed as part of this Quarterly Report on form 10-Q


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   APPAREL VENTURES, INC.




  May 13, 1999                     /s/  WILLIAM F. SINGLETARY
                                   ------------------------------------
  ------------------
       Date
                                   WILLIAM  F.  SINGLETARY
                                   Chief Financial Officer
                                   (Duly authorized officer and
                                   principal financial and
                                   accounting officer)

                                  EXHIBIT INDEX


                                                                                Sequential
 Exhibit No.                      Description  of  Exhibit                       Page  No.
 -------------     ------------------------------------------------            -------------

     10.5          Amendment No. 11 to Loan and  Security Agreement
                   dated  February 26, 1999  by  and  between  Apparel
                   Ventures,  Inc.  and  Fleet  Capital  Corporation.              15


      27           Financial Data Schedule