Form 10-K405
period 1999-06-30
APPAREL VENTURES INC
filed 1999-09-28
CIK 925866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended  JUNE 30, 1999
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________________

        Commission file number  33-80570
                                -------------------

                             APPAREL VENTURES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        95-4475766
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

      204 WEST ROSECRANS, GARDENA, CALIFORNIA                      90248
      --------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

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



       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT : None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes [X]  No [ ]

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        AT SEPTEMBER 28, 1999, 209,356 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

        Documents incorporated by reference:   None

                                     PART I


ITEM 1. BUSINESS

        Apparel Ventures, Inc. , a Delaware corporation ("AVI" or the "Company"), was incorporated on April 20, 1994 and is headquartered in Gardena, California. As of June 30, 1999, AVI was a wholly-owned subsidiary of AVI Holdings, Inc. ("AVI Holdings"). On August 11, 1999 in a series of transactions the Company completed a comprehensive financial restructuring whereby the senior and junior noteholders in AVI Holdings and the preferred and common stockholders in AVI Holdings converted their ownership interests into new common stock of AVI Holdings. Subsequently AVI Holdings was merged into AVI whereby the new AVI Holdings common stock holders received 25% of the AVI stock on a fully diluted basis. Simultaneously new investors purchased from AVI $8.75 million of 10% subordinated debentures due July 31, 2004. Interest on these subordinated debentures is due semi-annually on April 30 and October 31 of each year. These subordinated debentures have detachable warrants having a nominal exercise price which may be exercised for 75% of the stock of AVI. Approximately $7.8 million of the proceeds from the new subordinated debentures was used by AVI to retire $34.85 million of AVI Senior Notes.

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

PRIVATE LABEL. The Company sells specially designed and manufactured products for retail customers such as as Wal*Mart, JC Penney, Sears, and others. Entry into this segment of the market provides the Company with balance to its heavy focus on the branded business.

FOREIGN OPERATIONS - APPAREL VENTURES EUROPA AND AVI DE MEXICO

        In 1992, in order to have the ability to manufacture and sell product in the European Economic Community ("EEC"), the Company purchased 79% of the capital stock of a small manufacturing operation in Portugal, which it renamed Apparel Ventures Europa - Textil, LDA ("AVE"). Management of AVE owns the remaining 21% of AVE's stock. Upon acquiring AVE, management of the Company realized that the implementation of a comprehensive strategy required for creative development, manufacturing and sales for the EEC would take three to five years. AVE currently manufactures the product lines "Citrus" and "Too Hot Brazil" for the European market. AVE also sells specially designed and manufactured products for Marks & Spencer. AVE accounted for $4.7 million (excluding intercompany sales) of net sales for the fiscal year ended June 30, 1999.

        During fiscal 1997, the Company established an operating company in Cuernavaca, Mexico. The wholly-owned subsidiary's name is AVI De Mexico, S.A.
De C.V. Under NAFTA rules, this company produces swimwear and coverups primarily for the U.S. market.

GROUP NET SALES AND GROSS PROFIT

        The table below illustrates a breakdown of the net sales and gross profit for each of the Company's three U.S. Division/Groups and AVE for each of the last three fiscal years.

                                         NET SALES                                 GROSS PROFIT
                           -------------------------------------        -------------------------------------
                                FISCAL YEAR ENDED JUNE 30,                    FISCAL YEAR ENDED JUNE 30,
                           -------------------------------------        -------------------------------------
                             1997           1998           1999           1997           1998           1999
                           -------        -------        -------        -------        -------        -------
                                                             ($ in Millions)
Sassafras Group ...        $  27.3        $  28.1        $  33.9        $  10.9        $   7.7        $  12.5
La Blanca Group ...           35.6           44.0           38.6           12.3           15.7           12.5
Import Group ......            0.1            0.0            0.0            0.0            0.0            0.0
AVE ...............            3.3            4.2            4.7            1.4            1.7            1.8
                           -------------------------------------        -------------------------------------
              Total        $  66.3        $  76.3        $  77.2        $  24.6        $  25.1        $  26.8
                           =====================================        =====================================


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

        AVI purchases the majority of its textile inputs from American manufacturers of nylon Lycra spandex-based knitted fabric. The Company's major suppliers include Guilford Mills, Inc., S. Edwards and Tricot Liesse. The Company does not believe it is reliant on any one supplier.

        AVI is able to maintain control over the manufacturing process while achieving a degree of flexibility to respond to market changes. All of AVI's cutting is performed in-house at its Gardena, California facility. Two Company operated facilities in South Gate and Norwalk, California fulfill approximately 25% of AVI's sewing requirements. These plants manufacture the Company's labels and products exclusively. AVI currently subcontracts outside contractors the remaining 75% of its sewing requirements, of which approximately 50% is subcontracted to local Los Angeles area contractors and 50% to Mexico contractors (including AVI De Mexico). AVI maintains control over the quality of the garments at all sewing facilities through its quality control staff who approve all cuts at the sewing site and re-check garments at the Company's distribution centers. All plants have been moved to an 11-month production cycle to minimize the impact of seasonality. This is achieved through various cut-up and Private Label programs which help absorb the fixed overhead during otherwise non productive periods.

        The Company believes that long term it must increase its lower cost Mexican production capacity. At June 30, 1999 the Company had 170 operators in Mexico.

DISTRIBUTION AND SALES

        AVI sells its products through all major distribution channels. AVI's brands are sold through prestige department stores such as Saks, Bloomingdales, Lord & Taylor and Nordstrom, and traditional department stores such as Dillards, Macy's and Robinson May and specialty stores such as Everything But Water and California Sunshine. AVI sells branded close-out merchandise to MARMAXX Group and Ross. AVI sells Private Label products to Wal*Mart, JC Penney and Sears. AVI's top ten customers accounted for approximately 53% of gross sales and no single customer for more than 10% of AVI's gross sales in fiscal 1999.

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

        Because of the seasonal nature of the swimwear industry, significant functions in the design and selling process typically occur on a well-defined time schedule. The following schedule illustrates this pattern for the product lines developed for a Cruise Season.

            Function                                        Time Frame
----------------------------------                   -------------------------
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

        In order to optimize its product offerings, AVI takes full advantage of the "Early Cruise" season by providing test product lines and working closely with buyers to obtain feedback for the Cruise season. AVI encourages early ordering by specialty stores, offering dating programs that allow up to 102 days for payment at the start of the season. AVI offers an exchange program where AVI takes back slow moving products in exchange for more popular selling products. During the past three years, returns and allowances have averaged 8.2% of gross sales.

        AVI maintains national showrooms in Los Angeles and New York which are staffed by a total of four clerical and eight employed salespeople. AVI covers other major markets by utilizing independent sales representatives from 10 different organizations. These independent sales representatives are paid a commission based on a fixed percentage of net sales, with lower rates established for off-price or promotional sales. In addition, two officers of the Company and two sales principals of each brand Group play an active role in developing customer relationships and managing certain house accounts. The most extensive marketing effort occurs at tradeshows, where the Company's products are showcased along with competitors' merchandise. Major tradeshows occur in Florida, New York and Los Angeles, usually from July through October.

FACTORING

        The Company currently factors substantially all of its accounts receivable with the CIT Group. Under the factoring agreement, the factor purchases substantially all of the Company's accounts receivable and assumes substantially all credit risks with respect to such accounts for a factoring charge negotiated as a percentage of the invoice amount assigned. The Company employs eight employees who are responsible for following up on adjustments claimed by customers on chargebacks prepared by the factor.

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

        In general the branded women's swimwear business is dominated by AVI, Jantzen (a division of VF Corp.), Beach Patrol ( a privately held company ), and Authentic Fitness, Inc. The balance of the industry is characterized by small companies with sales of less than $10 million.

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

EMPLOYEES

        During the peak season from July through April, the production headcount increases from approximately 400 to 775. None of the Company's domestic workforce is unionized, and employee relations are considered to be good. The employee count as of June 30, 1999 was as follows:

                                         NUMBER OF
                                         EMPLOYEES
                                         ---------
        Executive Management                     5
        Administrative                          40
        Design and sample makers                48
        Production                             499
        Marketing and Showroom                  13
        Shipping and Distribution               37
                                           -------
                                               642
                                           =======


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

        Minimum annual royalty payments under these licensing agreements are approximately $436,000 for the year ending June 30, 2000.

        Management believes that loss of any license would not have a material adverse effect on the Company.

BACKLOG

        Backlog represents booked unshipped customer orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business , the Company's backlog varies over the course of the year. Backlog usually peaks in December and January. At January 31, 1999 the Company's backlog was approximately $33.7 million. The backlog at September 17, 1999 was $23.9 million compared to $19.7 million at September 18, 1998. See also "Seasonality" below.

SEASONALITY

        The Company's business is highly seasonal. In fiscal 1999, approximately 74% of the Company's gross sales were generated in the second half of its fiscal year. The Company expects this pattern to continue in its current and subsequent fiscal years. This seasonality and the relatively long lead times required to design and manufacture new products have led to the development of this standard selling cycle. The Company operates with a deficit in cash flow from operations (seasonal working capital requirements) for the first nine months of each fiscal year.

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

        Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the overall level of consumer spending for swimwear; changes in trends in the swimwear industry market in which the Company competes; actions of competitors that may impact the Company's business; and the impact of unforeseen economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, recession and other external economic and political factors over which the Company has no control.

ITEM 2. PROPERTIES

        The following is a summary of all Company operated facilities:

                                                                                                     SQUARE        LEASED OR
                 FACILITY                                   LOCATION                                FOOTAGE          OWNED
------------------------------------------     -----------------------------------------------      -------        ---------
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

                                               South Gate,  CA.                                      17,000          Leased

AVI Sewing Plant                               14010 Shoemaker Ave.

                                               Norwalk,  CA.                                         24,468          Leased

Eastern Showroom                               1411 Broadway  #3111
                                               New York,  NY.                                         5,175          Leased

Western Showroom                               110 E. 9th St.  #C1117
                                               Los Angeles,  CA.                                      2,805          Leased

Offices, Sewing, Design - Portugal             Bairro Campo da Bola
                                               Albarraque
                                               2735 Rio de Mouro, PORTUGAL                           10,753          Leased

Raw Material and Finished Goods                E. N. 113 - KM 31.6
Warehouse, Cutting, & Sewing - Portugal        Alburitel
                                               2490 Ourem, PORTUGAL                                  22,500          Leased

Sewing Plant - Mexico                          Parque Industrial "Ciudad de la Confeccion"
                                               Camino Temixco Emiliano Zapata Km.3, Lote 6
                                               Col. Palo Escrito, C.P. 62760
                                               Municipio de Emiliano Zapata, Morelos                                Leased/
                                               Emiliano Zapata, Morelos,   MEXICO                    35,628       Option to buy
                                                                                                    -------
                           Total                                                                    293,893
                                                                                                    =======


        The Company believes that the existing facilities are in good condition. On December 31, 1999 the lease on the 312 E. Rosecrans Ave. building expires. The Company could not negotiate for an extended term at a reasonable rental rate which forced the Company to find other facilities. On September 13, 1999 the Company executed a lease on a 100,000 sq. ft. building which has approximately 70,000 sq. ft. of warehouse and 30,000 sq. ft. of office space. The Company will consolidate the two finished goods warehouses and its administrative staff in this building. The lease has a favorable lease rate for a period of 7 years with a 7 year option to renew at COLA. The Company will vacate the 312 E. Rosecrans building and close one of the other buildings in Gardena, California.

        The Company owns substantially all of the equipment used in all of its facilities.

ITEM 3. LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation. No litigation in which the Company is presently involved is material to its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA
        ($ IN MILLIONS)

        The following table presents selected consolidated historical financial data of the Company.

                                                                         JUNE 30,
                                           --------------------------------------------------------------------
                                             1995           1996           1997           1998            1999
                                           -------        -------        -------        -------         -------
BALANCE SHEET DATA:

     Working capital                       $  19.5        $  19.2        $  19.1        $  12.3         $  12.0
     Total assets                             66.0           52.0           50.4           56.5            48.9
     Long-term debt                           39.3           38.0           38.0           36.7            36.7
     Stockholder's equity (deficit)            2.6            3.8            2.8           (4.7)           (5.7)


                                                                                 YEAR ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                    1995               1996             1997             1998               1999
                                                  -------            -------          -------          -------            -------
OPERATING DATA:

     Net sales                                    $  76.5            $  75.4          $  66.3          $  76.3            $  77.2
     Gross profit                                    22.8               23.1             24.6             25.1               26.8
     Operating expenses                              22.3               19.7             19.4             22.0               22.5
     Depreciation & amortization                      2.1                2.5              1.9              1.9                2.0
     Income (loss) before income taxes               (6.1)              (4.1)            (1.2)            (4.2)              (3.6)
     Net income (loss)                               (4.2)              (2.8)            (0.9)            (7.2)              (3.5)
     Provision (benefit) for income taxes         $  (1.9)           $  (1.3)         $  (0.3)         $   3.0            $  (0.1)
     Net income (loss)                               (4.2)              (2.8)            (0.9)            (7.2)              (3.5)
     Capital Expenditures                             1.7(1)             0.6              0.8              2.2(4)             1.2
     Ratio of earnings to fixed charges(2)           0.1x               0.4x             0.8x             0.3x               0.4x


OTHER FINANCIAL DATA:(3)
     EBITDA                                       $   2.5            $   5.0          $   6.1          $   3.8            $   4.8
     EBITA                                            1.2                3.9              5.1              2.8                3.6
     Net sales growth                                10.9%              -1.5%           -12.1%            15.2%               1.1%
     Gross margin                                    29.8%              30.6%            37.1%            32.9%              34.7%
     EBITDA margin                                    3.3%               6.6%             9.2%             5.0%               6.2%

          EBITDA/Net interest expense                 0.4x               0.7x             1.1x             0.6x                .8x
          EBITA/Net interest expense                  0.2x               0.6x             0.9x             0.5x                .6x

CASH FLOW INFORMATION:

          Operating activities                    $ (10.3)           $   8.3          $   4.5          $ (10.7)           $   4.2
          Investing activities                       (1.9)              (0.8)            (0.9)            (0.9)              (1.2)
          Financing activities                       12.3               (8.0)            (3.4)            11.6               (3.0)

-------

(1) This includes the cost of certain real estate acquired pursuant to the acquisition of the Company's business in 1994 (the "Acquisition") and the allocation of excess purchase price in the Acquisition to equipment.

(2) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income before income taxes plus fixed charges, and "fixed charges" consist of interest expense.

(3) The Company has included information concerning EBITDA and EBITA because it understands that such information is used by certain investors as measures of the Company's operating performance. EBITDA and EBITA should not be considered as alternatives to, or more meaningful than, income from operations or cash flow (as determined in accordance with generally accepted accounting principles) as measures of the Company's operating performance. EBITDA and EBITA do not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. Furthermore, EBITDA and EBITA presented herein may not be comparable to similarly titled measures of other companies because of variations of the "adjustments" that might exist in the computations.

                                                                                     YEAR ENDED JUNE 30,
                                                           -----------------------------------------------------------------------
                                                             1995            1996            1997            1998            1999
                                                           -------         -------         -------         -------         -------
Net income (loss)                                          $  (4.2)        $  (2.8)        $  (0.9)        $  (7.2)        $  (3.5)
Add:
       Interest expense, net of interest income
               and amortization of debt issue costs            6.5             6.7             5.5             6.2             6.4
       Provision (benefit) for income taxes                   (1.9)           (1.3)           (0.3)            3.0            (0.1)
       Amortization of goodwill and
               organization costs                              0.3             0.4             0.3             0.3             0.3
       Amortization of debt issue costs                        0.5             0.6             0.5             0.5             0.5
       Miscellaneous(*)                                         --             0.3              --
                                                           -------         -------         -------         -------         -------
       EBITA                                                   1.2             3.9             5.1             2.8             3.6
       Depreciation                                            1.3             1.1             1.0             1.0             1.2
                                                           -------         -------         -------         -------         -------
       EBITDA                                                  2.5             5.0             6.1             3.8             4.8

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

(*) In fiscal 1996, the Company recorded an extraordinary item of $0.3 million related to the write-off of deferred debt issue costs and bond discount due to the repurchase of $4.0 million of Senior Notes.

(4) Capital expenditures includes $1,310,000 in capitalized building cost under capital lease obligation (AVI De Mexico).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables also set forth information with respect to the percentage relationship to net sales of certain items of the consolidated statements of operations of the Company for the years ended June 30, 1997, 1998 & 1999.



                                                                      Year Ended June 30,
                                    ------------------------------------------------------------------------------------
                                        1997                  %           1998           %           1999           %
                                    ------------        ----------    ------------     ------    ------------     ------
NET SALES                           $ 66,261,000            100.0%    $ 76,328,000     100.0%    $ 77,192,000     100.0%

COST OF SALES                         41,672,000             62.9%      51,210,000      67.1%      50,385,000      65.3%
                                      ----------                        ----------                 ----------

           Gross profit               24,589,000             37.1%      25,118,000      32.9%      26,807,000      34.7%

OPERATING EXPENSES

      Design                           2,510,000                         3,032,000                  2,860,000
      Selling                          6,112,000                         7,900,000                  8,173,000
      Shipping                         1,923,000                         2,527,000                  2,629,000
      General and administrative       8,877,000                         8,575,000                  8,821,000
                                    ------------                        ----------               ------------

                                      19,422,000             29.3%      22,034,000      28.9%      22,483,000      29.1%
                                    ------------                        ----------               ------------

           Income from operations      5,167,000              7.8%       3,084,000       4.0%       4,324,000       5.6%

OTHER (EXPENSE) INCOME
      Interest expense                (5,946,000)                       (6,744,000)                (6,899,000)
      Royalty income                     214,000                           205,000                    152,000
      Royalty expense                   (122,000)                         (799,000)                (1,092,000)
      Other                             (477,000)                           24,000                    (36,000)
                                    ------------                        ----------                ------------

                                      (6,331,000)           -9.6%       (7,314,000)    -9.6%       (7,875,000)    -10.2%
                                    ------------                         ----------               ------------
LOSS BEFORE INCOME TAX BENEFIT        (1,164,000)           -1.8%       (4,230,000)    -5.5%       (3,551,000)    -4.6%

INCOME TAX PROVISION (BENEFIT)          (264,000)           -0.4%        3,006,000      3.9%          (98,000)    -0.1%
                                    ------------                        ----------                ------------

NET LOSS                            $   (900,000)           -1.4%     $ (7,236,000)    -9.5%     $ (3,453,000)    -4.5%
                                    ============                      ============               ============


FISCAL 1999 VS. 1998

NET SALES

        The Company's net sales for fiscal 1999 increased by $.9 million or 1.1% as compared to fiscal 1998. This increase was due primarily to a $5.8 million increase in Nautica sales, a $1.7 million increase in private label sales a $.8 million increase in Sessa sales and a $.4 million increase in AV Europe sales. These increases were offset by a $2.5 million decrease in Sassafras sales, a $1.1 million decrease in La Blanca sales, a $3.6 million decrease in Studio sales and a $.6 million decrease in Ocean Pacific sales. The increase in net sales for Nautica was the result of improved designs and increased distribution of the brand. The increase in private label sales was due primarily to a new private label program for Mervyns. The decrease in La Blanca, Studio and Ocean Pacific was due to a less than enthusiastic reception for the designs and our interim strategy to cut off production to minimize end of season closeout merchandise and customer markdown allowances.

GROSS PROFIT

        Gross profit for fiscal 1999 increased $1.7 million or 6.7%, and increased as a percent of net sales from 32.9% to 34.7% in fiscal 1999. Gross profit on branded merchandise increased from 34.9% of net sales in fiscal 1998 to 36.4% of net sales in fiscal 1999. This increase in gross profit, as a percent of net sales was primarily in the Sassafras Group, where the gross profit increased significantly for the house brands. Gross profit for the Sassafras group house brands increased from 23% in fiscal 1998 to 36.7% in fiscal 1999. As compared to last year the improvement is directly attributable to improved design, production planning and delivery. The gross profit for the house branded lines for the La Blanca Group decreased from 39.5% in fiscal 1998 to 34.4% in fiscal 1999 as the result of the poor performance of La Blanca and Studio.

OPERATING EXPENSES

        Operating expenses for fiscal 1999 increased $.4 million or 2.0%, and increased as a percent of net sales from 28.9% in fiscal 1998 to 29.1% in fiscal 1999. This increase in operating expenses is due to: increased selling expense of $.3 million; increased distribution expense of $0.1 million; and increased general and administrative expense of $.2 million, offset by reduced design expense of $.2 million. The increase in selling expense is primarily due to license and co-operative advertising. The increase in distribution is primarily due to increased wages as a result of the minimum wage increase and additional expense to make merchandise floor-ready for the customer. The increase in general and administrative expense is due to consulting fees which had been had been waived in the prior year.

OTHER INCOME (EXPENSE)

        Other expenses for fiscal 1999 were $.6 million higher than in fiscal 1998 due primarily to increased interest expense on the working capital loan of $0.5 million and increased royalty expense for the Nautica and Ocean Pacific licenses of $.3 million, increased other miscellaneous expense of $.1 million and reduced royalty income $.1 million, offset by reduced bondholder consent fee expense of $.4 million.

INCOME TAX PROVISION (BENEFIT) AND NET LOSS

        Net loss before income taxes was $(3.6) million in fiscal 1999 compared to $(4.2) million in fiscal 1998. The $.6 million improvement in net loss reflects the (i) improved gross margin of $1.7 million, offset by increased operating and other expenses of $1.1 million.

        The Company's effective income tax benefit for fiscal 1999 was (2.8)% of pre tax loss compared to income tax provision rate of 71.1% in fiscal 1998. In fiscal 1998 the Company recorded a valuation allowance of $4,359,000 to account for uncertainties related to the Company's possible decreased use of deferred tax assets to shelter future income, resulting in additional income tax expense for the fiscal year. The benefit differs from statutory rates primarily because of increases in the aforementioned valuation allowance.. Management periodically reviews the factors and may change the amount of valuation allowance as facts and circumstances dictate. The Federal and state net operating loss carryforwards amount to approximately $15,895,000 and $7,499,000 respectively, as of June 30, 1999. Unused net operating loss carryforwards expire between fiscal 2009 and 2013.

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

OPERATING EXPENSES

        Operating expenses for fiscal 1998 increased $2.6 million or 13.4%, but decreased as a percent of net sales from 29.3% in fiscal 1997 to 28.9% in fiscal 1998. This increase in operating expenses is primarily due to: increased design expense of $0.5 million; increased selling expense of $1.8 million; increased distribution expense of $0.5 million, offset by decreased general and administrative expense of $0.3 million. The increase in design expense is primarily due to the increased amortization of fiscal 1998 design and sample expenses . The increase in selling expense is primarily due to increased commissions of $0.2 million, increased advertising expense of $0.4 million, relating to payments on licensed products, increased co-op advertising expense on branded merchandise of $0.5 million and increased amortization expense of fiscal 1998 sample cost deferred in the prior year. The decrease in general and administrative expense is attributable primarily to reduced bonus accrual of $0.4 million, Jordan consulting fees of $0.2 million waived for fiscal 1998, offset by increased management information system expense of $0.2 relating to Year 2000 compliance and increased factor fees of $0.1 million due to increased sales.

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

INCOME TAX PROVISION (BENEFIT) AND NET LOSS

        Net loss before income taxes was $(4.2) million in fiscal 1998 compared to $(1.2) million in fiscal 1997. The $3.0 million increase in net loss reflects the (i) increase in operating expenses of $2.6 million, (ii) increased other expenses of $0.9 million( mainly due to royalty expense and increased interest expense), offset by increase in gross profit margin of $0.5 million.

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

CAPITAL RESOURCES AND LIQUIDITY

        The Company's working capital decreased from $12.3 million in fiscal 1998 to $12.0 million in fiscal 1999. The cash used by operations was ($10.7) million in 1998, compared with cash provided by operations of $4.2 million in fiscal 1999. The increase in cash provided from operations in fiscal 1999 compared to fiscal 1998 was primarily due to the reduced net loss and reduced inventory and accounts receivable levels.

        In June, 1999 the Company notified its bank that for the period ended April 30, 1999 the Company was in default of certain of the covenants in the Loan Agreement. The bank notified the Company it wanted to protect its rights and would not waive the covenant violations. Further, the bank reduced the credit facility to $18 million, and eliminated the seasonal over advance and finished goods inventory availability of the Credit Facility. The bank reserved its rights under the agreement to further modify the lending arrangement if the April event of default was not cured or further events of default occur.

        The line of credit contains covenants requiring the maintenance of minimum tangible net worth, fixed charge coverage ratios and other matters. For the year ended June 30, 1999 the Company failed to meet the minimum tangible net worth, fixed charge coverage ratio and minimum EBITDA requirement as defined by the credit agreement.

        On August 11, 1999 in concert with the Company's financial restructuring the bank waived the covenant violations and reinstated virtually all of the provisions of the original Loan Agreement. The Company has a line of credit with the bank ("Credit Facility") which provides for advances and commercial letters of credit up to $32.0 million (see Note 7 in the accompanying financial statements incorporated herein by reference). The Credit Facility expires July 31, 2000.

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

        For the year ended June 30, 1999 the Company failed to meet the fixed charge coverage ratio requirement under the indenture governing the Senior Notes. On August 11, 1999 the indenture was amended to eliminate all restrictive and performance covenants. Subsequently, substantially all of the Senior Notes were retired by the Company at a discount. This action by the Company eliminated the fixed charge coverage default which existed at June 30, 1999.

        At June 30, 1999 the Company had insufficient cash to meet its debt service requirements and operational cash flow needs to continue operations. This financial issue was remedied on August 11, 1999 with the complete financial restructuring. (See Note 1 to the accompanying financial statements)

        Other than the Credit Facility, Subordinated Debenture which is due July 31, 2004 and the remaining $1.15 million of Senior Notes due December 31, 2000 the Company does not have any other substantial debt principal payment requirement.

        Based on current levels of operations, anticipated growth and the effects of the restructuring, the Company expects that it will be able to meet all of its debt service requirements as well as its capital expenditure, and other cash requirements through the fiscal year ending June 30, 2000.

        At June 30, 1999, the net collateral availability under the line of credit was approximately $4,600,000.

COMPUTER SYSTEMS

        The Company has completely retrofitted the Management Information System used to run its operations. The inventory management, order entry, billing and credit and collection and financial systems have been rendered Y2K compliant. The Company is presently using these retrofitted programs to manage the information flow. The system has undergone independent third party testing, in conjunction with our customers, and has been certified Y2K compliant. The Company believes all of its internal systems, major vendor systems and major customer systems are Y2K compliant. However, there can be no assurance given that the Company will not experience interruptions in supply, production, or order fulfillment as the result of external Y2K problems.

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

                                    PART III
                                ----------------



  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information with respect to each of the Company's directors and executive officers. Each of the persons named below is elected to their respective office or offices annually.


  NAME, AGE AND PRESENT POSITION               PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
  WITH THE COMPANY                             OTHER DIRECTORSHIPS; BUSINESS EXPERIENCE
  ----------------------------------------     ---------------------------------------------------------------------------

  MARVIN L. GOODMAN, 66                        Mr. Goodman has been the President or CEO and Chairman of the
  Chief Executive Officer                      Board and a Director of the Company since May, 1994.  He held
  Director,                                    similar positions prior to May, 1994 with the Company which he founded
  Chairman of the Board of Directors           in 1976 after selling Maro Manufacturing Co. (dba High Tide Swimwear), a company which he founded in 1961, to Warnaco in 1974. Mr. Goodman holds a
                                               Bachelor of Science Degree from the University of California at Berkeley, a
                                               Masters of Business Administration from the University of Pennsylvania's
                                               Wharton School of Business and an Advanced Management Program Certificate
                                               from the Harvard School of Business.

  LYNNE KOPLIN, 43                             Ms. Koplin joined Apparel Ventures, Inc in April, 1999 as Senior Vice
  President                                    President of Merchandising and Design. In August, 1999 she became
  Chief Operating Officer                      President and Chief Operating Officer. For the two years before joining
                                               Apparel Ventures, Inc. she was Senior Vice President Merchandising
                                               and Design for the Designer division of the Authentic Fitness Corporation.
                                               Prior to that, she merchandised several product lines for the Cole of
                                               California swimwear company for a period of 8 years. She spent 8 years in retail buying for Burdines, Marshall Field, and I. Magnin after graduating with a B. A. degree from Duke University.

  WILLIAM F. SINGLETARY, 51                    Mr. Singletary has been Chief Financial Officer of the Company
  Chief Financial Officer                      since June, 1995. For more than five years he was the controller for
                                               Catalina/Cole of California (a division of Taren Holdings), which was bought by Authentic Fitness Corp. (a designer, manufacturer and marketer of swimwear, swim accessories and active fitness apparel)
                                               where Mr. Singletary was Vice President of Finance. Mr. Singletary
                                               holds a Bachelor of  Arts Degree in Economics and a Masters of
                                               Business Administration from Rutgers University.

  JEFF POFSKY, 36                              Mr. Pofsky joined AVI as National Sales Manager of Private Label
  Vice President Merchandising and Design      and Elisabeth Stewart in April 1994. He held various positions in the
                                               La Blanca Group and was promoted to President of the Sassafras Group in
                                               December 1997. In August, 99 he was made Vice President Merchandising and
                                               Design. Prior to joining AVI he had been with Club Sportswear as Director of Sales, and Macys California as buyer of men's activewear and outerwear.
                                               Mr. Pofsky graduated from Colgate University in 1985 with honors.

  JOHN R. LOWDEN, 42                           Mr. Lowden has been a Vice President and Director of the Company
  Director                                     since April, 1994. Mr. Lowden has been a Managing Director of The
                                               Jordan Company, a private merchant banking firm since 1985. He serves on the Board of Directors of a number of private companies


 NAME, AGE AND PRESENT POSITION                PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
 WITH THE COMPANY                              OTHER DIRECTORSHIPS;  BUSINESS EXPERIENCE
 ----------------------------------------      ---------------------------------------------------------------------------


 JOHN W. JORDAN II, 51                         Mr. Jordan has served as a Director  of  the Company since  May 1994.
 Director                                      Mr. Jordan is a  Managing Director of  The Jordan Company,  a private merchant banking firm which he founded in 1982. Mr. Jordan is also a
                                               Director of Jordan Industries, AmeriKing, Inc., Carmike Cinimas, Inc.
                                               RockShox, Inc., Motors and Gears, Inc., GFSI Holdings, Inc. and Jordan
                                               Telecommunication Products, Inc. as well as other privately held companies.

 DAVID W. ZALAZNICK, 45                        Mr.  Zalaznick  has served as a  Director of  the  Company  since  May
 Director                                      1994. Since 1982,  Mr. Zalaznick has been a Managing Director of The
                                               Jordan Company, a private merchant banking firm. Mr. Zalaznick is also a
                                               Director of Jordan Industries, Carmike Cinemas, Inc., AmeriKing, Inc.,
                                               Marisa Christina, Inc., Motors and Gears, Inc, GFSI Holdings, Inc. and
                                               Jordan Telecommunication Products, Inc. as well as other privately held companies.

 MICHAEL LERNER, 55                            Mr. Lerner has been a  Director of the Company since  May 1994.  Mr.
 Director                                      Lerner is the President /CEO and a  Director of   Marisa Christina, Inc.,
                                               a designer and a manufacturer of women's and children's apparel and one of the companies affiliated with The Jordan Company.


 ITEM 11- EXECUTIVE COMPENSATION

 Summary Compensation Table
---------------------------

        The following table discloses aggregate compensation paid or accrued by the Company for the past three fiscal years to the Company's chief executive officer and to the other four most highly compensated executive officers serving in such capacities at the end of the 1999 fiscal year.


                                                               ANNUAL COMPENSATION
                                                     -----------------------------------------
            Name and
       Principal Position                             Year       Salary            Bonus
---------------------------------------              ------   ------------    ----------------
MARVIN L. GOODMAN,                                    1999      $282,787      $      0
Chief Executive Officer and Chairman of               1998      $272,709      $ 82,231  (**)
     the Board                                        1997      $271,148      $ 45,400  (*)

LYNNE KOPLIN                                          1999      $ 28,558      $      0
President, Chief Operating Officer
     (Hired April, 1999)

WILLIAM F. SINGLETARY,                                1999      $203,823      $      0
Chief Financial Officer                               1998      $192,307      $ 37,100  (**)
                                                      1997      $180,000      $      0


ANNE HANSON                                           1999      $198,393      $      0
President, La Blanca Group                            1998      $187,692      $100,000  (**)
     (Terminated September, 1999)                     1997      $156,000      $ 25,000  (*)


JEFF POFSKY                                           1999       180,020             0
Vice President Merchandising and Design               1998       151,290        34,215  (**)



(*)  Amount reflects bonus for fiscal 1996 paid in fiscal 1997.

(**) Amount reflects bonus for fiscal 1997 paid in fiscal 1998. There were no bonuses in fiscal 1998.

EMPLOYMENT AGREEMENTS

        In connection with the 1994 Acquisition, the Company entered into an employment agreement with Mr. Goodman. The Employment Agreement provided that Mr. Goodman will be employed for a term of five years, although the Company has the right to terminate the Employment Agreement at any time upon payment of a severance amount equal to the employee's fixed annual compensation for a period of twelve months or eighteen months, depending upon when such termination occurs. Mr. Goodman's Employment Agreement expired on May 23, 1999 and was verbally renewed in August, 1999 effective July 1, 1999. The agreement is in process of documentation.

        Mr. Goodman's Employment Agreement provides that he will receive fixed annual compensation plus performance-based incentive compensation. The fixed annual compensation for Mr. Goodman will be $282,000. Mr. Goodman will be eligible to participate in the incentive compensation plan to be determined at a later date. The agreement is for a period of three years with an option to renew at Mr. Goodman's request for an additional two years.

COMPENSATION OF DIRECTORS

        Directors receive annual fees in the amount of $8,000, plus reimbursement for out-of-pocket expenses incurred in connection with the attendance at meetings. For fiscal year 1999 $56,000 in fees were accrued but not paid.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following chart reflects the beneficial ownership of the Company's common stock as of August 31, 1999, after giving effect to the financial restructuring of the Company pursuant to certain agreements dated August 11, 1999. The following table sets forth certain information with respect to the beneficial ownership of the Company by each person who owns more than 5% of the common stock currently issued and outstanding, each of the Company's directors, named executive officers and all of its directors and executive officers as a group. Except as otherwise noted below, the address of each person listed below is the Company's address. To the knowledge of the Company, all persons listed have sole voting and investment power with respect to their shares of common stock.


Name                                   Number of Shares             Percent of Class*
----------------------                 ----------------             -----------------
JZ Equity Partners                        385,726 (1)                   84.0%
c/o The Jordan Company
767 Fifth Avenue
New York, NY  10153

Marvin Goodman                            246,774 (2)                   13.5%

John R. Lowden                             21,379 (3)                   **

John W. Jordan, II                         37,808 (4)                   **

David W. Zalaznick                         37,198 (5)                   **

Michael Lerner                                 18                       **

Lynne Koplin                                    0

William Singletary                              0

Jeff Pofsky                                     0

All directors and executive officers      343,177 (6)                   14.2%
     as a group (8 persons)

------------------------------------

 * Calculated based on actual outstanding shares only as of August 31, 1999 of 209,356 without giving effect to unexercised common stock purchase warrants.

**  Represents less than 1% of the outstanding.

(1) Includes currently exercisable warrants to acquire 209,464 shares of common stock issued in connection with the issuance to this person of 10% subordinated debentures.

(2) Includes currently exercisable warrants to acquire 218,571 shares of common stock issued in connection with the issuance to this person of 10% subordinated debentures.

(3) Includes currently exercisable warrants to acquire 20,946 shares of common stock issued in connection with the issuance to this person of 10% subordinated debentures.

(4) Includes currently exercisable warrants to acquire 36,984 shares of common stock issued in connection with the issuance to this person of 10% subordinated debentures.

(5) Includes currently exercisable warrants to acquire 36,984 shares of common stock issued in connection with the issuance to this person of 10% subordinated debentures.

(6) Includes the currently exercisable common stock purchase warrants described on notes (2) through (5) above.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        MANAGEMENT AGREEMENT. In 1994 in connection with the consummation of the Acquisition and issuance of the Series A Notes, the Company and TJC Management Corporation ("TJC"), an affiliate of Jordan, entered into an agreement (the "Management Agreement") pursuant to which TJC or its designee provides management services to the Company upon consideration of the payment of certain fees, not to exceed $250,000 per annum, and reasonable out of pocket expenses. On August 11, 1999 the Company completed a comprehensive financial restructuring which included a renegotiated Management Agreement with TJC Management Corporation. Quarterly AVI will pay to TJC a fee of 3% of EBITDA based on the prior year's audited results. During fiscal year 1999 the Company accrued $.2 million of management fees which were not paid.

        FINANCIAL RESTRUCTURING. On August 11, 1999 in a series of transactions the Company completed a comprehensive financial restructuring whereby the senior and junior noteholders in AVI Holdings and the preferred and common stockholders in AVI Holdings converted their ownership interests into new common stock of AVI Holdings. Subsequently AVI Holdings was merged into AVI whereby the new AVI Holdings common stock holders received 25% of the AVI stock on a fully diluted basis. Simultaneously new investors purchased from AVI $8.75 million of 10% subordinated debentures due July 31, 2004. Interest on these subordinated debentures is due semi-annually on April 30 and October 31 of each year. These subordinated debentures have detachable warrants having a nominal exercise price which may be exercised for 75% of the stock of AVI. Approximately $7.8 million of the proceeds from the new subordinated debentures was used by AVI to retire $34.85 million of AVI Senior Notes.

As a part of the restructuring, stockholders of AVI Holdings became direct common stockholders of the Company. These stockholders include Mr. Goodman, Chief Executive Officer and Chairman of the Board (28,203 shares representing approximately 13.5% of the currently issued and outstanding shares of the Company); John W. Jordan II, a director of the Company (824 shares representing less than 1% of the outstanding); David W. Zalaznick (214 shares representing less than 1% of the outstanding); John R. Lowden (433 shares representing less than 1% of the outstanding); Michael Lerner (18 shares representing less than 1% of the outstanding); and JZ Equity Partners (176,262 shares representing approximately 84% of the currently outstanding shares of the Company).

        Certain of the Company's directors and executive officers, as well as the principal stockholder of the Company, JZ Equity Partners, participated in the 10% subordinated debenture offering. Specifically, Mr. Goodman invested $3 million, Messrs. John W. Jordan, II and David W. Zalaznick each invested $507,630, Mr. John R. Lowden invested $287,500 and JZ Equity Partners, invested $2,875,000. In connection with their acquisition of the debentures, each of these persons also acquired the detachable common stock purchase warrants described above.

Also on August 11, 1999 the Company and its new stockholders (including those named above) entered into a Stockholder Agreement pursuant to which the parties agreed to certain management arrangements, stock transfer restrictions and rights and other terms relating to the investors' rights as stockholders of the Company.

                                     PART IV
                                  -------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  (1)   FINANCIAL STATEMENTS.                                                    PAGE
                                                                                   -----
           See  "Index  to Financial Statements"                                    F-1

(a)  (2)   FINANCIAL STATEMENTS SCHEDULES.

           Report of Independent Accountants on Financial Statement Schedule        S-1
           Schedule II  -  Valuation and Qualifying Accounts.                       S-2

(a)  (3)   EXHIBITS.

           See "Index to Exhibits"                                                   21

(b)        REPORTS ON FORM 8-K

           Item 5 Form 8-K filed on June 18, 1999.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        The Company has not sent to its security holders any annual report or proxy materials with respect to its 1999 fiscal year or with respect to any annual meeting of its security holders.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPAREL VENTURES, INC.


                              / s /  MARVIN  L. GOODMAN
                              ------------------------------------------------
                        By :  Marvin L. Goodman
                              Chief Executive Officer and Chairman of the Board

                       Date:  September 28, 1999
                              ------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                        Date


 / s /  MARVIN  L. GOODMAN                                                           September 28, 1999
------------------------------------                                                 --------------------------
Marvin L. Goodman                       Chief Executive Officer and Chairman
                                        of the Board and Director
                                        (Principal Executive Officer)

 / s /  WILLIAM  F. SINGLETARY                                                       September 28, 1999
-----------------------------------                                                  --------------------------
William F. Singletary                   Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

 / s /JOHN W. JORDAN                                                                 September 28, 1999
------------------------------------                                                 --------------------------
John W. Jordan II                       Director

 / s /JOHN R. LOWDEN                                                                 September 28, 1999
------------------------------------                                                 --------------------------
John R. Lowden                          Director

 / s /DAVID W. ZALAZNICK                                                             September 28, 1999
------------------------------------                                                 --------------------------
David W. Zalaznick                      Director

 / s /MICHAEL LERNER                                                                 September 28, 1999
------------------------------------                                                 --------------------------
Michael Lerner                          Director

                                  EXHIBIT INDEX
                                  -------------

The exhibits listed on this Exhibit Index are filed as part of this Form 10-K.


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
3.1            Certificate of Incorporation of Apparel Ventures, Inc.

3.2 *          Bylaws of Apparel Ventures, Inc.

4.1 *          Indenture dated as of May 23, 1994 between Apparel Ventures, Inc.
               and American National Bank Trust Company, as Trustee, relating to
               $40,000,000 12.25% Senior Notes due December 31, 2000, Series A and Series B.

4.2*           Form of Series A Notes (included in Exhibit No. 4.1)

4.3*           Form of Series B Notes (included in Exhibit No. 4.1)

4.4*           Registration Rights Agreement dated as of May 23, 1994 between
               Apparel Ventures, Inc. and Jefferies & Company, Inc.

4.5            First Supplement Indenture between Apparel Ventures, Inc. and
               American National Bank and Trust Company, as trustee.
               (Incorporated by reference to the same number Exhibit to the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1998).

4.6            Second Supplement Indenture between Apparel Ventures, Inc. and
               American National Bank and Trust Company, as trustee.
               (Incorporated by reference to the same number Exhibit to the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1998).

4.7            Third Supplement Indenture between Apparel Ventures, Inc. and
               Firstar Bank of Minnesota, N.A. formerly American National Bank and Trust Company, as trustee.

10.1 * Agreement for Purchase and Sale of Stock dated May 4, 1994 by and among AVI Acquisition Co., AVI Holdings, Inc. and all of the
               Stockholders of Apparel Ventures, Inc.

10.2 *         Purchase Agreement dated May 16, 1994 by and among AVI
               Acquisition Co., AVI Holdings, Inc. and Jefferies & Company, Inc.

10.3 *         Employment Agreement dated as of May 23, 1994 between Apparel
               Ventures, Inc. and Marvin L. Goodman.

10.4 *         Employment Agreement dated as of May 23, 1994 between Apparel
               Ventures, Inc. and William D. Bussiere.

10.5 *         Employment Agreement dated as of May 23, 1994 between Apparel
               Ventures, Inc. and Teresa A. DeBruno.

10.6 *         Noncompetition Agreement dated as of May 23, 1994 between AVI
               Acquisition Co. and Marvin L. Goodman.

10.7 *         Noncompetition Agreement dated as of May 23, 1994 between AVI
               Acquisition Co. and William D. Bussiere.

10.8 *         Noncompetition Agreement dated as of May 23, 1994 between AVI
               Acquisition Co. and Teresa A. DeBruno.

10.9 *         Tax Sharing Agreement dated as of May 23, 1994 between AVI
               Acquisition Co. and AVI Holdings, Inc.

10.10 *        Real Estate Contract dated May 23, 1994 by and among Marvin L.
               Goodman, Patricia Clark and AVI Acquisition Co.

10.11 *        Loan and Security Agreement dated as of May 23, 1994 between
               Apparel Ventures, Inc. and Barclays Business Credit, Inc.

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

10.20          Amendment No. 8 to Loan and Security Agreement between Apparel
               Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
               Capital Corporation. (Incorporated by reference to the same number Exhibit to the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1998).

10.21          Amendment No. 9 to Loan and Security Agreement between Apparel
               Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
               Capital Corporation (Incorporated by reference to Exhibit No.
               10.1 to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 1998).

10.22          Amendment No. 10 to Loan and Security Agreement between Apparel
               Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
               Capital Corporation (Incorporated by reference to Exhibit No.
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998).

10.23          Amendment No. 11 to Loan and Security Agreement between Apparel
               Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
               Capital Corporation (Incorporated by reference to Exhibit No.
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

10.24          Amendment No. 12 to Loan and Security Agreement between Apparel
               Ventures, Inc. and Fleet Capital Corporation - formerly Shawmut
               Capital Corporation.

10.25          Stock Option Agreement dated August 11, 1999 between Apparel
               Ventures, Inc. and Marvin L. Goodman.

10.26          Stock Option Agreement dated August 11, 1999 between Apparel
               Ventures, Inc. and Lynne Koplin.

10.27          Stock Option Agreement dated August 11, 1999 between Apparel
               Ventures, Inc. and William F. Singletary.

10.28          Purchase Agreement dated August 11, 1999 between Apparel
               Ventures, Inc. and Marvin L. Goodman, Various Jordan Party
               Investors, and JZ Equity Partners PLC.

12.1           Computation of Ratio of Earnings to Fixed Charges.

21.1*          List of Subsidiaries.

27             Financial Data Schedule.

-----------------------------
   (*) (Incorporated by reference to the same number Exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-80570).

                             APPAREL VENTURES, INC.
                                AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

                                      AND

                       CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


CONTENTS
--------------------------------------------------------------------------------
                                                      PAGE

INDEPENDENT AUDITORS' REPORT                          F-2

CONSOLIDATED BALANCE SHEET
June 30, 1998 and 1999                                F-3

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)
Years ended June 30, 1997, 1998 and 1999              F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DEFICIT
Years ended June 30, 1997, 1998 and 1999              F-5

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended June 30, 1997, 1998 and 1999              F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            F-7 to F-18


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Apparel Ventures, Inc. and
 Subsidiaries

We have audited the accompanying consolidated balance sheet of Apparel Ventures, Inc., a wholly owned subsidiary of AVI Holdings, Inc., and Subsidiaries as of June 30, 1998 and 1999 and the consolidated statements of operations and other comprehensive income (loss), stockholder's equity (deficit), and cash flows for each of the years in the three year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apparel Ventures, Inc. and Subsidiaries as of June 30, 1998 and 1999, and the results of their operations and cash flows for each of the years in the three year period ended June 30, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, on August 11, 1999 the Company completed a comprehensive debt and capital restructuring.

/S/  MOSS ADAMS LLP
-------------------
MOSS ADAMS LLP


Los Angeles, California
September 10, 1999

APPAREL VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


JUNE 30,                                                                    1998               1999
------------------------------------------------------------------------------------------------------
                                               ASSETS
CURRENT ASSETS
  Cash                                                                 $    487,000       $    502,000
  Due from factor                                                        17,324,000         14,358,000
  Accounts receivable, net of allowance for
    doubtful accounts and discounts of $515,000 and $636,000              3,173,000          3,817,000
  Inventories                                                            12,195,000          7,898,000
  Deferred charges                                                        2,411,000          2,241,000
  Deferred income taxes                                                     640,000            654,000
  Prepaid expenses                                                          459,000            377,000
                                                                       ------------       ------------
              Total current assets                                       36,689,000         29,847,000
PROPERTY AND EQUIPMENT, net                                               5,867,000          5,986,000
OTHER ASSETS

  Goodwill and organizational costs, net of accumulated
       amortization of $1,356,000 and $1,693,000                         12,158,000         11,813,000
  Deferred loan costs, net of accumulated amortization
       of $2,160,000 and $2,680,000                                       1,072,000            552,000
  Deferred income taxes                                                          --             93,000
  Other                                                                     722,000            669,000
                                                                       ------------       ------------
                                                                       $ 56,508,000       $ 48,960,000
                                                                       ============       ============

                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES

  Line of credit                                                       $ 12,766,000       $  9,831,000
  Accounts payable                                                        3,084,000          1,677,000
  Accrued interest payable                                                2,512,000          2,410,000
  Accrued expenses                                                        3,334,000          3,627,000
  Current portion of note payable and
    capital lease obligations                                             2,711,000            378,000
                                                                       ------------       ------------

               Total current liabilities                                 24,407,000         17,923,000
SENIOR NOTES PAYABLE                                                     35,664,000         35,787,000
OTHER LONG TERM OBLIGATIONS, net of current portion                       1,001,000            813,000
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                170,000            149,000
STOCKHOLDER'S EQUITY (DEFICIT)

  Common stock, $.01 par value, 50,000 shares authorized,
    25,500 shares issued and outstanding                                      1,000              1,000
  Additional paid-in capital                                             11,038,000         13,488,000
  Due from parent                                                          (253,000)          (253,000)
  Accumulated other comprehensive income                                   (194,000)          (169,000)
  Accumulated deficit                                                   (15,326,000)       (18,779,000)
                                                                       ------------       ------------
                                                                         (4,734,000)        (5,712,000)
                                                                       ------------       ------------
                                                                       $ 56,508,000       $ 48,960,000
                                                                       ============       ============
------------------------------------------------------------------------------------------------------
 The accompanying notes are an integral part of these consolidated financial statements. F-3


APPAREL VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND
   OTHER COMPREHENSIVE INCOME (LOSS)


YEAR ENDED JUNE 30,                                          1997               1998               1999
-----------------------------------------------------------------------------------------------------------
NET SALES                                                $ 66,261,000       $ 76,328,000       $ 77,192,000
COST OF SALES                                              41,672,000         51,210,000         50,385,000
                                                         ------------       ------------       ------------
               Gross profit                                24,589,000         25,118,000         26,807,000

OPERATING EXPENSES
  Design                                                    2,510,000          3,032,000          2,860,000
  Selling                                                   6,112,000          7,900,000          8,173,000
  Shipping                                                  1,923,000          2,527,000          2,629,000
  General and administrative                                8,877,000          8,575,000          8,821,000
                                                         ------------       ------------       ------------
                                                           19,422,000         22,034,000         22,483,000
                                                         ------------       ------------       ------------
               Income from operations                       5,167,000          3,084,000          4,324,000

OTHER INCOME (EXPENSE)
  Interest expense, including amortization
      of deferred loan costs of $635,000, $519,000,
      and $519,000                                         (5,946,000)        (6,744,000)        (6,899,000)
  Royalty income                                              214,000            205,000            152,000
  Royalty expense                                            (122,000)          (799,000)        (1,092,000)
  Minority interest and other                                (477,000)            24,000            (36,000)
                                                         ------------       ------------       ------------
                                                           (6,331,000)        (7,314,000)        (7,875,000)
                                                         ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                                   (1,164,000)        (4,230,000)        (3,551,000)

INCOME TAX PROVISION (BENEFIT)                               (264,000)         3,006,000            (98,000)
                                                         ------------       ------------       ------------
NET LOSS                                                     (900,000)        (7,236,000)        (3,453,000)

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translations                              (108,000)           (38,000)            25,000
                                                         ------------       ------------       ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                        $ (1,008,000)      $ (7,274,000)      $ (3,428,000)
                                                         ============       ============       ============

-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements. F-4


APPAREL VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                         Additional
                                                              Common Stock                Paid-in           Due from
                                                         Shares          Amount           Capital            Parent

BALANCE, June 30, 1996                                    1,000      $      1,000      $ 11,038,000      $       --
  Change in cumulative translation adjustment              --                --                --                --
  Net loss                                                 --                --                --                --
                                                     ----------      ------------      ------------      -----------
BALANCE, June 30, 1997                                    1,000             1,000        11,038,000              --
  Advance to Parent                                        --                --                --          (253,000)
  Change in cumulative translation adjustment              --                --                --                --
  Net loss                                                 --                --                --                --
                                                     ----------      ------------      ------------      -----------
BALANCE, June 30, 1998                                    1,000             1,000        11,038,000        (253,000)

  Change in cumulative translation adjustment              --                --                --                --
  Contribution of capital                                  --                --           2,450,000              --
  Net loss                                                 --                --                --                --
                                                     ----------      ------------      ------------      -----------
BALANCE, June 30, 1999                                    1,000      $      1,000      $ 13,488,000      $ (253,000)
                                                     ==========      ============      ============      ===========



APPAREL VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------
                                                           Accumulated
                                                              Other                                 Total
                                                          Comprehensive      Accumulated        Stockholder's
                                                             Income            Deficit        Equity (Deficit)

BALANCE, June 30, 1996                                  $    (48,000)      $ (7,190,000)      $  3,801,000
  Change in cumulative translation adjustment               (108,000)              --             (108,000)
  Net loss                                                      --             (900,000)          (900,000)
                                                        ------------       ------------       ------------
BALANCE, June 30, 1997                                      (156,000)        (8,090,000)         2,793,000
  Advance to Parent                                             --                 --             (253,000)
  Change in cumulative translation adjustment                (38,000)              --              (38,000)
  Net loss                                                      --           (7,236,000)        (7,236,000)
                                                        ------------       ------------       ------------
BALANCE, June 30, 1998                                      (194,000)       (15,326,000)        (4,734,000)

  Change in cumulative translation adjustment                 25,000               --               25,000
  Contribution of capital                                       --                 --            2,450,000
  Net loss                                                      --           (3,453,000)        (3,453,000)
                                                        ------------       ------------       ------------
BALANCE, June 30, 1999                                  $   (169,000)      $(18,779,000)      $ (5,712,000)
                                                        ============       ============       ============
----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.  F-5


APPAREL VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS


YEAR ENDED JUNE 30,                                                          1997               1998               1999
--------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $   (900,000)      $ (7,236,000)      $ (3,453,000)
  Depreciation and amortization                                           1,903,000          1,948,000          2,021,000
  Deferred income taxes                                                    (273,000)         3,000,000           (107,000)
  Minority interest earnings (loss)                                            --               20,000            (21,000)
  Foreign currency translation adjustment                                  (108,000)           (38,000)            25,000
  Changes in assets and liabilities
        Due from factor                                                   2,840,000         (4,355,000)         2,966,000
        Accounts receivable, net                                            (12,000)          (633,000)          (644,000)
        Inventories                                                        (688,000)        (3,823,000)         4,297,000
        Prepaid expenses and other assets                                  (922,000)            50,000            341,000
        Accounts payable                                                  1,799,000           (215,000)        (1,407,000)
        Accrued interest, expenses and taxes                                863,000            525,000            191,000
                                                                       ------------       ------------       ------------
               Net cash provided (used) by operating activities           4,502,000        (10,757,000)         4,209,000
                                                                       ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                    (817,000)          (851,000)        (1,148,000)
  Acquisition of intangibles                                                (55,000)           (13,000)           (40,000)
                                                                       ------------       ------------       ------------
               Net cash used by investing activities                       (872,000)          (864,000)        (1,188,000)
                                                                       ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under (repayment of) line of credit, net                     (3,303,000)        11,925,000         (2,935,000)
  Repayment of notes payable                                                (95,000)          (190,000)        (2,521,000)
  Advances to parent company                                                   --             (253,000)              --
  Contribution of capital                                                      --                 --            2,450,000
  Minority interest capital investment in subsidiary                           --              150,000               --
                                                                       ------------       ------------       ------------
               Net cash provided (used) by financing activities          (3,398,000)        11,632,000         (3,006,000)
                                                                       ------------       ------------       ------------

NET INCREASE IN CASH                                                        232,000             11,000             15,000

CASH, beginning of year                                                     244,000            476,000            487,000
                                                                       ------------       ------------       ------------
CASH, end of year                                                      $    476,000       $    487,000       $    502,000
                                                                       ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

    Interest                                                           $  5,895,000       $  6,157,000       $  6,442,000
                                                                       ============       ============       ============
    Income taxes                                                       $      9,000       $      6,000       $     33,000
                                                                       ============       ============       ============
NON-CASH INVESTING AND FINANCING ACTIVITY

  Building and equipment purchased under capital lease obligation      $       --         $  1,310,000       $       --
                                                                       ------------       ------------       ------------
--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.  F-6


APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------


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

        DEBT AND CAPITAL RESTRUCTURE - On August 11, 1999 in a series of transactions, the Company completed the following comprehensive debt and capital restructuring:

        Noteholders and preferred shareholders of the Company's parent, AVI Holdings, Inc., converted their interests into newly issued common stock of AVI Holdings, Inc. One holder of a note of approximately $63,000 elected not to convert such interest into common stock, and this debt was assumed by the Company. The common shareholders of AVI Holdings, Inc. then exchanged their shares of AVI Holdings, Inc. for all of the outstanding shares of the Company and the shares of AVI Holdings, Inc. were canceled.

        Concurrent with the above transaction, certain investors of AVI Holdings, Inc. advanced $8,750,000 to the Company under subordinated notes bearing interest at 10% per annum. The proceeds were used to retire Series A senior notes (see below) and to provide working capital. Interest is payable semi-annually, and the notes are due July 31, 2004. The subordinated notes were issued with detachable warrants for the purchase of 75% of the common stock of the Company. The warrants may be exercised immediately, and permit the holder to purchase common shares of the Company for $.01 per share.

        As a result of an agreement in connection with the Company's tender offer to repurchase Series A senior notes at a discount, Series A senior notes with a face value of $34,850,000 were retired for $7,754,000 ($222.50 per $1,000 face value). Holders of the remaining $1,150,000 Series A senior notes elected to not accept the tender offer. In conjunction with this debt restructure, the bond debenture was substantially modified to eliminate financial covenants, conditions and restrictions.

--------------------------------------------------------------------------------
                                                                             F-7

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------


NOTE 1 - OPERATIONS AND FINANCIAL CONDITION (Continued)

        The proforma effect of these transactions on June 30, 1999 balance sheet is as follows:


                                                                     Proforma Adjustments                   Proforma
                                              As Reported           Debit              Credit                Balance
                                              ------------       ------------        ------------          ------------
Cash                                          $    502,000       $  8,750,000(a)     $  7,754,000(b)       $    758,000
                                                                                          740,000(c)
Other current assets                            29,345,000                                                   29,345,000
                                              ------------       ------------        ------------          ------------
   Total current assets                         29,847,000                                                   30,103,000

Property and equipment, net                      5,986,000                                                    5,986,000
Other assets                                    13,127,000                              1,770,000(e)         11,357,000
                                              ------------       ------------        ------------          ------------
                                              $ 48,960,000       $  8,750,000        $ 10,264,000          $ 47,446,000
                                              ============       ============        ============          ============

Note payable                                  $  9,831,000                                                 $  9,831,000
Accounts payable and accrued liabilities         7,714,000       $  2,135,000(f)     $  3,000,000(g)          8,579,000
Current portion of notes payable                   378,000                                                      378,000
                                              ------------                                                 ------------
   Total current liabilities                    17,923,000                                                   18,788,000
                                              ------------                                                 ------------

Senior notes payable                            35,787,000         34,644,000(b)                              1,143,000
Subordinated notes payable                            --                                8,743,000(a)          8,806,000
                                                                                           63,000(d)

Other long-term obligations                        813,000                                                      813,000
Minority interest                                  149,000                                                      149,000
Shareholders' equity (deficit)                  (5,712,000)           740,000(c)            7,000(a)         17,747,000
                                                                      316,000(d)          253,000(d)
                                                                    1,770,000(e)       26,890,000(b)
                                                                    3,000,000(g)        2,135,000(f)

                                              ------------       ------------        ------------          ------------
                                              $ 48,960,000       $ 42,605,000        $ 41,091,000          $ 47,446,000
                                              ============       ============        ============          ============


        (a) Proceeds from subordinated debt from shareholders. Value of detachable warrants estimated to be $7,000.

        (b) Retirement of senior notes payable and related gain recognition.

        (c) Estimated administrative fees associated with restructure transaction.

        (d) Merger of AVI Holdings, Inc. with the Company.

        (e) Write off of deferred debt issue costs and organization costs.

        (f) Write off interest accrued on senior notes.

        (g) Estimated tax effect of capital restructuring.

--------------------------------------------------------------------------------
                                                                             F-8

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------


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

        Long-lived assets such as property and equipment, goodwill, and trademarks are recorded at cost, less accumulated depreciation and amortization. As of June 30, 1999 management considers the stated value of long-lived assets to be recoverable.

        ADVERTISING COSTS - Advertising costs are expensed in the period incurred. Advertising expense was approximately $1,420,000, $2,421,000, and $2,729,000 for the years ended June 30, 1997, 1998, and 1999, respectively.

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

        INTEREST EXPENSE - Interest expense includes amortization of the related deferred loan costs over the term of the loan. In conjunction with the debt restructuring indicated in Note 1, all deferred loan costs were written off subsequent to June 30, 1999.

        STATEMENT OF CASH FLOWS - For purposes of cash flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.


--------------------------------------------------------------------------------
                                                                             F-9

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

        CONCENTRATION OF CREDIT RISK - The Company sells its branded products through all major retail distribution channels, with the exception of the mass merchandise segment. The Company currently factors substantially all of its accounts receivable and uses the factor for credit administration and cash collection purposes. Under its factoring agreement, the factor purchases trade accounts receivable and assumes substantially all credit risks. The Company is responsible for following up on adjustments claimed by customers. Management believes there are no significant concentrations of credit risk. There is one customer balance included in non-factored accounts receivable totaling approximately $1.1 million.

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

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - During 1999 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133 ("Accounting for Derivative instruments and Hedging Activities"), SFAS No. 134 ("Accounting for Mortgage Backed Securities"), and SFAS No. 137 ("Accounting for Derivative Instruments and Hedging Activities"). All of these standards are effective for fiscal years beginning after June 30, 1999. Management believes these pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - SUBSIDIARIES

        The Company has a 79% stock ownership in Apparel Ventures Europa-Textil, LDA. The excess of the purchase price paid over the estimated fair value of the net assets acquired (approximately $126,000) has been recorded as goodwill and is being amortized over 40 years.

         The Company's wholly-owned subsidiary in Mexico, AVI de Mexico, S.A. de C.V. (AVIM), was formed in fiscal 1997 and began full production in fiscal 1999.

--------------------------------------------------------------------------------
                                                                            F-10

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------

NOTE 4 - DUE FROM FACTOR

        Due from factor consists of the following as of June 30:


                                                                            1998                1999
                                                                       ------------       ------------
      Uncollected receivables:
          Without recourse                                             $ 16,876,000       $ 13,448,000
          With recourse                                                   1,985,000          1,551,000
                                                                       ------------       ------------
                                                                         18,861,000         14,999,000

      Credits due customers                                              (1,537,000)          (641,000)
                                                                       ------------       ------------

                                                                       $ 17,324,000       $ 14,358,000
                                                                       ============       ============

NOTE 5 - INVENTORIES

              Inventories consist of the following as of June 30:


                                                                            1998                1999
                                                                       ------------       ------------

    Piece goods and trim                                               $  3,457,000       $  2,238,000
    Work-in-process                                                       1,700,000          1,918,000
    Finished goods                                                        7,038,000          3,742,000
                                                                       ------------       ------------

                                                                       $ 12,195,000       $  7,898,000
                                                                       ============       ============

-------------------------------------------------------------------------------
                                                                            F-11

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------

NOTE 6 - PROPERTY AND EQUIPMENT

        The components of property and equipment as of June 30 are:



                                  1998               1999
                              ------------       ------------
Buildings                     $  3,453,000       $  3,745,000
Machinery and equipment          3,165,000          3,979,000
Furniture and equipment            240,000             52,000
Computer equipment               1,962,000          2,041,000
Automobiles and other              113,000            264,000
Leasehold improvements           1,135,000          1,135,000
                              ------------       ------------
                                10,068,000         11,216,000
Accumulated depreciation
  and amortization              (4,625,000)        (5,654,000)
                              ------------       ------------
                                 5,443,000          5,562,000
Land                               424,000            424,000
                              ------------       ------------
                              $  5,867,000       $  5,986,000
                              ============       ============


NOTE 7 - LINE OF CREDIT AND NOTES PAYABLE

        The Company has a revolving credit agreement with a bank which provides for advances and commercial letters of credit of up to $32 million through July 31, 2000. The line of credit has sublimits of $3 million for commercial letters of credit. Borrowings are limited to a predetermined percentage of eligible factored accounts receivable, select non-factored customer accounts receivable, eligible finished goods inventory, and certain real estate owned by the Company, plus a seasonal overadvance of $2.5 million during September and increasing to $4.5 million from October to March 15 of each year, the amount of which is tied to bookings and finished goods inventory. Interest on base borrowings is charged at the bank's prime rate plus .5%, however, borrowings may be fixed, at management's discretion, for periods of 30 to 180 days at LIBOR plus 2.75%. Interest on seasonal overadvances is charged at the bank's prime rate plus 1.5%, however, borrowings may be fixed, at management's discretion, for periods of 30 to 180 days at LIBOR plus 3.75%.The line is collateralized by receivables, finished goods inventories, and general intangibles. As of June 30, 1999 the Company had $567,000 in outstanding letters of credit. Maximum and average amounts outstanding during the year ended June 30, 1999 were $33,071,000 and $20,044,000, respectively. The weighted average interest rate, including bank fees, during the year ended June 30, 1999 was 8.89%.

        The credit agreement included a $2,450,000 term loan which was retired on September 24, 1998. The Company's president contributed $2,450,000 cash to AVI Holdings, Inc. in exchange for class D preferred stock. Concurrently, AVI Holdings, Inc. contributed $2,450,000 to the Company which was used to retire the term loan.

--------------------------------------------------------------------------------
                                                                            F-12

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------

NOTE 7 - LINE OF CREDIT AND NOTES PAYABLE (Continued)

        The line of credit contains covenants requiring the maintenance of a minimum tangible net worth, fixed charge coverage ratios and other matters. For the year ended June 30, 1999 the Company failed to satisfy the fixed charge coverage ratio, minimum EBITDA, and the minimum tangible net worth covenants as required by the credit agreement. The violations have been waived by the bank for fiscal 1999.

NOTE 8 - ACCRUED LIABILITIES


             Accrued liabilities consist of the following as of June 30,

                                                                                          1998               1999
                                                                                      -----------       -----------

              Compensation and related taxes                                          $   935,000       $ 1,235,000
              Director, consulting and professional fees                                1,127,000           985,000
              Royalties payable to licensors                                              469,000           629,000
              Other                                                                       803,000           778,000
                                                                                      -----------       -----------
                                                                                      $ 3,334,000       $ 3,627,000
                                                                                      ===========       ===========

NOTE 9 - OTHER LONG-TERM OBLIGATIONS

              Other long-term obligations consist of the following as of June 30:

                                                                                          1998              1999
                                                                                      -----------       -----------

              Capital lease obligation to vendor secured by
              computer equipment, due in monthly payments
              of $7,000 through November 2000                                         $   197,000       $   116,000


              Note payable to vendor secured by
              equipment, due in quarterly payments of
              $17,000 including interest at 10% through
              September 2001                                                                 --             124,000

              Capital lease obligation to vendor secured by building and land, due in monthly payments of $14,000 and semiannual installments of
              $38,000 through November 2002 with a balloon payment of $225,000
              due November 18, 2002                                                     1,258,000         1,016,000

              Other                                                                        29,000            66,000
                                                                                      -----------       -----------
                                                                                        1,484,000         1,322,000
              Less: amount representing interest                                         (222,000)         (131,000)
                                                                                      -----------       -----------
                                                                                        1,262,000         1,191,000
              Less: current portion                                                      (261,000)         (378,000)
                                                                                      -----------       -----------
                                                                                      $ 1,001,000       $   813,000
                                                                                      ===========       ===========


--------------------------------------------------------------------------------
                                                                            F-13

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------

NOTE 9 - OTHER LONG-TERM OBLIGATIONS (Continued)

        Minimum payments under other long-term obligations, including interest, and long term debt for future years ending June 30 are:


        2000                             $         446,000
        2001                                       338,000
        2002                                       245,000
        2003                                       293,000
     Thereafter                                          -
                                         -----------------
                                                 1,322,000

Less: amount representing interest                (131,000)
                                         -----------------

                                         $       1,191,000
                                         =================


        The assets under capital lease consist of a building and computer equipment with an aggregate cost of $1,139,000 and accumulated depreciation of $39,000 as of June 30, 1999.

NOTE 10 - SENIOR NOTES PAYABLE

        Series A Senior Notes are due December 31, 2000 and bear interest of 12.25%, payable July 1 and January 1 each year. As part of the indenture, the bondholders received stock warrants allowing them to purchase 10% of the outstanding shares of the Parent Company's common stock at $.01 per share. The notes were issued at a discount of $800,000, which is being amortized over the term of the notes to yield a constant interest rate of 12.7%. As of June 30, 1999, $36 million principal amount of bonds remain outstanding net of $213,000 unamortized discount.

        As indicated in Note 1, on August 11, 1999 $34,850,000 of the Series A senior notes were retired for $7,754,000, and all related warrants were canceled. Following the transaction, $1,150,000 principal amount of Series A senior notes remain outstanding, bearing interest and payable as indicated above.


--------------------------------------------------------------------------------
                                                                            F-14

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

        Deferred income taxes reflect the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities. The income tax expense (benefit) for the years ended June 30, 1997, 1998, and 1999 is summarized as follows:


                            1997             1998                1999
                          ---------        ---------           --------
Currently payable
  Federal              $      --         $      --         $      --
  State                      9,000             6,000             9,000
                       -----------       -----------       -----------
                             9,000             6,000             9,000
                       -----------       -----------       -----------

Deferred
  Federal                 (232,000)        2,760,000           (91,000)
  State                    (41,000)          240,000           (16,000)
                       -----------       -----------       -----------
                          (273,000)        3,000,000          (107,000)
                       -----------       -----------       -----------

Expense (benefit)      $  (264,000)      $ 3,006,000       $   (98,000)
                       ===========       ===========       ===========


              The primary differences between the income tax expense (benefit) computed at the U.S. statutory corporate income tax rate and the effective income tax rate for the years ended June 30, 1997, 1998 and 1999 are as follows:


                                          1997          1998           1999
                                        --------       --------       --------
Federal income tax at the U.S.
   statutory rate                       (34.0)%        (34.0)%        (34.0)%
State taxes, net                         (3.0)          (3.1)          (3.1)
Increase in valuation allowance            --          103.2           24.6
Officers' life insurance                  3.1             .4            1.3
Amortization of intangibles              11.5            4.9            3.8
Other                                     (.2)           (.3)           4.6
                                        -----          -----          -----
Effective income tax rate               (22.6)%         71.1%          (2.8)%
                                        -----          -----          -----


--------------------------------------------------------------------------------
                                                                            F-15

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (Continued)

        At June 30, 1998 and 1999, net deferred tax assets (liabilities) are comprised of the following:


                                               1998              1999


  Current
  Receivable reserves                     $   554,000       $   468,000
  Inventory basis (capitalization
     costs and reserves)                    1,081,000           820,000
  Accrued expenses                             57,000           258,000
  Tax effect of net operating losses
     and tax credits                          640,000         5,853,000
  Deferred charges                           (960,000)         (892,000)
                                          -----------       -----------
                                            1,372,000         6,507,000
  Valuation allowance                        (732,000)       (5,853,000)
                                          -----------       -----------
                                          $   640,000       $   654,000
                                          ===========       ===========

Long-term
  Tax effect of net operating losses      $ 4,200,000       $      --
  Foreign subsidiary losses                     3,000              --
  Plant and equipment                          80,000           189,000
  Intangibles and other                       (96,000)          (96,000)
                                          -----------       -----------
                                            4,187,000            93,000
  Valuation allowance                      (4,187,000)             --
                                          -----------       -----------
                                          $      --         $    93,000
                                          ===========       ===========



        Federal and state net operating loss carryforwards amount to approximately $15,895,000 and $7,499,000 respectively, as of June 30, 1999. As a result of the debt restructuring referred to in Note 1, these loss carryforwards will be reduced in proportion to the debt forgiveness income that is non-taxable as a result of the Company's insolvency, as defined by the Internal Revenue Code. The net operating losses are anticipated to be substantially eliminated by non-taxable debt forgiveness income in fiscal 2000. Therefore, the deferred tax asset for these loss carryforwards continues to be reserved as of June 30, 1999.

--------------------------------------------------------------------------------
                                                                            F-16

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------

NOTE 12 - ROYALTIES AND LICENSE AGREEMENTS

        ROYALTY INCOME - The Company licenses various trademarks to entities for the design, manufacture, and distribution of products within the United States and foreign territories. The agreements generally provide for the receipt of royalties based on a percent of net sales, subject to minimum royalty requirements. Included in accounts receivable are $38,000 and $106,000 due from the licensees at June 30, 1998 and 1999, respectively. Royalty income recognized under these agreements amounted to $214,000, $205,000 and $152,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

        ROYALTY EXPENSE - During fiscal 1997, the Company began licensing various trademarks from entities for the design and manufacture of branded products within the United States. The agreements generally provide for payment of royalties based on a percentage of net sales, subject to a minimum royalty requirement. For the years ended June 30, 1997, 1998, and 1999, royalty expenses related to these licensing agreements were approximately $122,000, $799,000, and $1,092,000, respectively. Minimum annual royalty payments are approximately $833,000 for the year ending June 30, 2000.

NOTE 13 - LEASE COMMITMENTS

        The Company leases its office, showrooms and warehouse facilities under various operating leases expiring from December 1999 through March 2005. Rent expense for the years ended June 30, 1997, 1998 and 1999 amounted to $1,003,000, $1,070,000 and $1,044,000, respectively.

        Minimum payments required under non-cancelable operating leases with terms in excess of one year are as follows:



               2000                     $    690,000
               2001                          459,000
               2002                          461,000
               2003                          269,000
               2004                          211,000
               Thereafter                    144,000
                                        ------------

                                        $  2,234,000
                                        ------------



        On December 31, 1999 the lease of a finished goods warehouse expires. The Company could not negotiate for an extended term at a reasonable rental rate which prompted the Company to find other facilities. In September 1999, the Company executed a lease on a new building which has approximately 70,000 sq. ft. of warehouse and 30,000 sq. ft. of office space. The Company will close one of its other facilities in Gardena, California and consolidate the two finished goods warehouses and its administrative staff in this new building. The lease has a term of seven years with a seven year option to renew with a cost of living price adjustment. The new lease requires annual payments of $542,000.


--------------------------------------------------------------------------------
                                                                            F-17

APPAREL VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1999

--------------------------------------------------------------------------------


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company believes the carrying amount of the following financial instruments approximates their current fair value: cash, receivables, accounts payable, line of credit, and notes payable. The fair value amounts have been estimated by the Company considering the nature of the instrument and applicable market information.

    As indicated by a restructuring of debt on August 11, 1999 (Note 1), the fair value of senior notes payable is less than the carrying value as of June 30, 1999. The difference between the carrying cost and the fair value will be recognized as a gain in fiscal 2000 upon the retirement of the senior notes on August 11, 1999.

NOTE 15 - OPERATING SEGMENTS

        The Company's products comprise a single operating segment. Sales are made to a large number of customers primarily throughout the United States and Europe. No single customer accounted for 10% or more of total sales for 1997, 1998 or 1999.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                 Quarter
                                   -------------------------------------------------------------------
                                    First          Second         Third         Fourth          Total
                                   --------       --------       --------      --------       --------
                                                           (in thousands)

Year ended June 30, 1999

  Revenues                         $  4,092       $ 14,626       $ 35,037      $ 23,437       $ 77,192
  Operating income (loss)            (2,963)           169          7,161           (43)         4,324
  Income (loss) before income        (4,599)        (1,613)         4,864        (2,203)        (3,551)
  Net income (loss)                  (3,127)        (1,136)         3,305        (2,495)        (3,453)

Year ended June 30, 1998

  Revenues                         $  2,710       $ 15,087       $ 34,266      $ 24,265       $ 76,328
  Operating income (loss)            (3,259)           383          7,301        (1,341)         3,084
  Income (loss) before income        (4,602)        (1,171)         5,229        (3,686)        (4,230)
  Net income (loss)                  (3,130)          (796)         3,555        (6,865)        (7,236)



-------------------------------------------------------------------------------
                                                                            F-18

                                                        SUPPLEMENTAL INFORMATION
-------------------------------------------------------------------------------

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Apparel Ventures, Inc. and
  Subsidiaries



Our audits of the consolidated financial statements of Apparel Ventures, Inc. and Subsidiaries referred to in our report dated September 10, 1999 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a)(2) of Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

 /S/MOSS ADAMS LLP
------------------
MOSS ADAMS LLP

Los Angeles, California
September 10, 1999

-------------------------------------------------------------------------------
                                                                             S-1

APPAREL VENTURES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED JUNE 30, 1997, 1998 AND 1999

-------------------------------------------------------------------------------


                                   Allowance for doubtful accounts and discounts
                          ------------------------------------------------------------
                            Balance        Additions
                           beginning       charged to       Amounts         Balance at
                            of year      cost & expense    written off      end of year
                          -----------     -----------     ------------      -----------

Year ended June 30,
     1999                 $   515,000     $   124,000     $      3,000     $   636,000
     1998                     468,000          78,000           31,000         515,000
     1997                     445,000         104,000           81,000         468,000
                          -----------     ------------     ------------     -----------


                                     Allowance for credits due customers
                          ------------------------------------------------------------

                            Balance        Additions
                            beginning      charged to       Amounts        Balance at
                            of year      cost & expense    written off     end of year
                          -----------    --------------   ------------     -----------

Year ended June 30,
     1999                 $ 1,537,000     $10,949,000     $11,845,000     $   641,000
     1998                     919,000      10,586,000       9,968,000       1,537,000
     1997                   1,080,000       8,066,000       8,227,000         919,000
                          -----------    --------------   ------------     -----------

                                     Allowance for valuation of deferred tax assets
                          ------------------------------------------------------------
                             Balance        Additions
                            beginning       charged to                      Balance at
                             of year      cost & expense    Deductions      end of year
                          -----------    --------------   ------------     -----------

Year ended June 30,
     1999                 $ 4,919,000     $     934,000   $        -      $ 5,853,000
     1998                          -          4,919,000            -        4,919,000
     1997                          -                -              -               -
                          -----------    --------------   ------------     -----------



-------------------------------------------------------------------------------
                                                                            S-2